Form 10-Q
period 1995-06-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 1995-08-10
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1995
                               ----------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    --------------------

                         Commission file number 0-15686
                                                -------

  ENSTAR INCOME PROGRAM IV-3, L.P.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             GEORGIA                                                           58-1648320
-------------------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)

  10900 WILSHIRE BOULEVARD, 15TH FLOOR, LOS ANGELES, CA  90024
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (310) 824-9990
                                                   -----------------------------

--------------------------------------------------------------------------------
         FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.

         Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS
                        ================================

                                                                   December 31,       June 30,
                                                                       1994*            1995
                                                                   -----------      -----------
                                                                                    (unaudited)
ASSETS:
   Equity in net assets of joint venture                           $   800,100      $   825,200

   Cash and cash equivalents                                           664,900          633,000

   Receivables, less allowance of $1,400
     and $1,800 for possible losses                                     17,800           41,000

  Prepaid expenses and other                                            11,900           11,900

  Property, plant and equipment, less accumulated depreciation
    and amortization of $3,704,000 and $3,934,000                    1,648,000        1,438,100

  Franchise cost, net of accumulated
    amortization of $1,474,000 and $1,568,000                        1,087,000          996,700

  Deferred loan costs and other, net                                    45,900           42,400
                                                                   -----------      -----------
                                                                   $ 4,275,600      $ 3,988,300
                                                                   ===========      ===========
                      LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Note payable                                                     $   383,200      $   383,200
  Accounts payable                                                     226,800          192,200
  Due to affiliates                                                    180,600          103,800
                                                                   -----------      -----------

           TOTAL LIABILITIES                                           790,600          679,200
                                                                   -----------      -----------
COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                     (48,500)         (50,200)
  Limited partners                                                   3,533,500        3,359,300
                                                                   -----------      -----------

           TOTAL PARTNERSHIP CAPITAL                                 3,485,000        3,309,100
                                                                   -----------      -----------

                                                                   $ 4,275,600      $ 3,988,300
                                                                   ===========      ===========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================

                                                              Unaudited
                                                     --------------------------
                                                         Three months ended
                                                               June 30,
                                                     --------------------------
                                                        1994             1995
                                                     ---------        ---------
REVENUES                                             $ 565,400        $ 578,100
                                                     ---------        ---------
OPERATING EXPENSES:
   Service costs                                       193,200          219,700
   General and administrative expenses                  74,300           78,900
   General Partner management fees
     and reimbursed expenses                            88,300           72,600
   Depreciation and amortization                       168,800          181,700
                                                     ---------        ---------

                                                       524,600          552,900
                                                     ---------        ---------

OPERATING INCOME                                        40,800           25,200
                                                     ---------        ---------
OTHER INCOME (EXPENSE):
   Interest income                                         500            6,900
   Interest expense                                    (14,900)         (16,000)
                                                     ---------        ---------
                                                       (14,400)          (9,100)
                                                     ---------        ---------
INCOME BEFORE EQUITY IN NET
   INCOME OF JOINT VENTURE                              26,400           16,100

EQUITY IN NET INCOME
   OF JOINT VENTURE                                      5,400           15,400
                                                     =========        =========
NET INCOME                                           $  31,800        $  31,500
                                                     =========        =========
NET INCOME PER UNIT OF
   LIMITED PARTNERSHIP INTEREST                      $     .79        $     .78
                                                     =========        =========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                      39,900           39,900
                                                     =========        =========


           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================

                                                            Unaudited
                                                  -----------------------------
                                                        Six months ended
                                                             June 30,
                                                  -----------------------------
                                                      1994              1995
                                                  -----------       -----------
REVENUES                                          $ 1,118,300       $ 1,150,300
                                                  -----------       -----------
OPERATING EXPENSES:
   Service costs                                      376,200           433,800
   General and administrative expenses                145,500           146,200
   General Partner management fees
     and reimbursed expenses                          167,700           144,900
   Depreciation and amortization                      356,500           357,300
                                                  -----------       -----------

                                                    1,045,900         1,082,200
                                                  -----------       -----------

OPERATING INCOME                                       72,400            68,100
                                                  -----------       -----------

OTHER INCOME (EXPENSE):
   Interest income                                      1,300            13,700
   Interest expense                                   (27,400)          (30,900)
                                                  -----------       -----------

                                                      (26,100)          (17,200)
                                                  -----------       -----------
INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                    46,300            50,900

EQUITY IN NET INCOME
   OF JOINT VENTURE                                     1,100            25,100
                                                  ===========       ===========

NET INCOME                                        $    47,400       $    76,000
                                                  ===========       ===========
NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                           $      1.17       $      1.89
                                                  ===========       ===========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                     39,900            39,900
                                                  ===========       ===========



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS
                            ========================

                                                              Unaudited
                                                       ------------------------
                                                           Six months ended
                                                                June 30,
                                                       ------------------------
                                                          1994          1995
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $  47,400      $  76,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Equity in net income of Joint Venture              (1,100)       (25,100)
       Depreciation and amortization                     356,500        357,300
       Amortization of deferred loan costs                 5,300          5,500
       Decrease from changes in:
        Accounts receivable and prepaid expenses         (44,200)       (23,200)
         Deferred loan costs                              (5,100)          --
        Accounts payable and due to affiliates          (157,900)      (111,400)
                                                       ---------      ---------

         Net cash provided by operating activities       200,900        279,100
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                  (42,700)       (44,400)
   Increase in intangible assets                         (27,200)       (14,700)
                                                       ---------      ---------

      Net cash used in investing activities              (69,900)       (59,100)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to partners                            (251,900)      (251,900)
                                                       ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS                   (120,900)       (31,900)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                242,200        664,900
                                                       ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                    $ 121,300      $ 633,000
                                                       =========      =========


           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1995 and 1994 are unaudited. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $28,900 and $57,500 for the three and six months ended June 30, 1995.

         In addition to the monthly management fees described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $43,700 and $87,400 for the three and six months ended June 30, 1995.

         The Manager has entered into an identical agreement with Enstar Cable of Macoupin County, a Georgia General Partnership, of which the Partnership is a co-partner (the "Macoupin Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin County Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Macoupin Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Macoupin Joint Venture paid the Manager management fees of approximately $16,200 and $32,200 and reimbursement of expenses of $35,600 and $70,900 under its management agreement for the three and six months ended June 30, 1995. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $4,100 and $8,100 in respect of its 1% special interest during the three and six months ended June 30, 1995. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                 ===============================================


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONCLUDED)

         Certain programming services have been purchased through an affiliate of the Partnership and the Macoupin Joint Venture. In turn, the affiliate charges the Partnership and the Joint Venture for these costs based on an estimate of what the entities could negotiate for such programming on a stand-alone basis. The Partnership paid the affiliate $137,100 and $270,100 and the Macoupin Joint Venture paid the affiliate $92,800 and $181,500 for these programming services for the three and six months ended June 30, 1995. Programming fees are included in service costs in the statements of operations for the three and six months ended June 30, 1995 and 1994.

3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.

4.       RECLASSIFICATIONS

         Certain 1994 amounts have been reclassified to conform to the 1995 presentations.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                 ===============================================


5.       EQUITY IN NET ASSETS OF JOINT VENTURE

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) owns one third (1/3) of Enstar Cable of Macoupin County (the "Macoupin Joint Venture"). Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of June 30, 1995 and December 31, 1994 and the results of its operations for the three and six months ended June 30, 1995 and 1994 have been included. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of results for the entire year.

                                                   December 31,        June 30,
                                                      1994*              1995
                                                   ------------       ----------
                                                                      (unaudited)
Current assets                                     $  622,800         $1,005,100
Investment in cable television
    properties, net                                 2,018,800          1,724,500
Other assets                                            6,000              7,700
                                                   ----------         ----------

                                                   $2,647,600         $2,737,300
                                                   ==========         ==========

Current liabilities                                $  247,200         $  261,600
Venturers' capital                                  2,400,400          2,475,700
                                                   ----------         ----------

                                                   $2,647,600         $2,737,300
                                                   ==========         ==========



               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONCLUDED)
               ===================================================


5.       EQUITY IN NET ASSETS OF JOINT VENTURE (CONCLUDED)

                                                                       Unaudited
                                                               ------------------------
                                                                  Three months ended
                                                                        June 30,
                                                               ------------------------
                                                                  1994           1995
                                                               ---------      ---------
REVENUES                                                       $ 401,300      $ 406,200
                                                               ---------      ---------
OPERATING EXPENSES:
   Service costs                                                 128,500        113,700
   General and administrative expenses                            39,300         38,300
   General Partner management fees and reimbursed expenses        60,300         55,900
   Depreciation and amortization                                 163,900        159,400
                                                               ---------      ---------
                                                                 392,000        367,300
                                                               ---------      ---------
OPERATING INCOME                                                   9,300         38,900

OTHER INCOME (EXPENSE):
   Interest income                                                 8,500          9,000
   Interest expense                                               (1,700)        (1,600)
                                                               ---------      ---------
NET INCOME                                                     $  16,100      $  46,300
                                                               =========      =========

                                                                       Unaudited
                                                               ------------------------
                                                                  Three months ended
                                                                        June 30,
                                                               ------------------------
                                                                  1994           1995
                                                               ---------      ---------
REVENUES                                                       $ 792,900      $ 805,300
                                                               ---------      ---------
OPERATING EXPENSES:

   Service costs                                                 250,100        239,600
   General and administrative expenses                            77,700         70,900
   General Partner management fees and reimbursed expenses       115,400        111,200
   Depreciation and amortization                                 358,600        321,700
                                                               ---------      ---------
                                                                 801,800        743,400
                                                               ---------      ---------
OPERATING INCOME (LOSS)                                           (8,900)        61,900

OTHER INCOME (EXPENSE):
   Interest income                                                14,600         15,900
   Interest expense                                               (2,400)        (2,500)
                                                               ---------      ---------
NET INCOME                                                     $   3,300      $  75,300
                                                               =========      =========

                        ENSTAR INCOME PROGRAM IV-3, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 22, 1994, by the Federal Communications Commission (the "FCC") announced significant amendments to its regulations implementing certain provisions of the 1992 Cable Act, including those relating to rate regulation which had previously become effective on September 1, 1993, which regulations became effective during the quarter ended September 30, 1994. Additional amendments were adopted November 10, 1994 and became effective January 1, 1995. Compliance with these rules has had, and will most likely continue to have, a significant negative impact on the Partnership's revenues and cash flow. The Partnership's management presently believes that revenues for the first six months of 1995 fully reflect the impact of the 1992 Cable Act. Nonetheless, management expects that certain costs, including programming costs, will continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. Furthermore, given events since the enactment of the 1992 Cable Act, there can be no assurance as to what, if any, future action may be taken by Congress, the FCC or any other regulatory authority or court, or the effect thereof on the Partnership's business. Specifically, the FCC recently issued a proposal that may allow cable operators to file abbreviated cost of service filings for system rebuilds and upgrades, providing for additional rate increases related to significant capital expenditures. There is also legislation currently being debated in Congress that could significantly revise the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         The Partnership's revenues increased by $12,700, or by 2.3%, and by $32,000, or by 2.9%, for the three and six months ended June 30, 1995 compared to the corresponding periods in 1994. Of the three months' increase, $11,000 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $7,400 was due to increases in unregulated rates charged for premium services and $4,600 was due to increases in the number of subscriptions for services and other revenue producing items. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $10,300 for the three months ended June 30, 1995. Of the six months' increase, $26,100 was due to increases in the number of subscriptions for services, $11,000 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $9,600 was due to increases in unregulated rates charged for premium services and $5,800 was due to other revenue producing items. These increases were partially offset by rate decreases implemented in 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $20,500 for the six months ended June 30, 1995.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

         Service costs increased by $26,500, or by 13.7%, and by $57,600, or by 15.3%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the three months' increase, $16,200 was due to increases in programming fees (including primary satellite fees), $6,500 was due to an increase in property taxes and $3,400 was due to an increase in franchise fees. Of the six months' increase, $29,800 was due to increases in programming fees, $9,500 was due to an increase in personnel costs, $6,600 was due to an increase in property taxes and $6,600 was due to increased franchise fees. The increases in programming expense were also due to expanded programming usage relating to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

         General and administrative expenses increased by $4,600, or by 6.2%, for the three months ended June 30, 1995 and remained relatively unchanged for the six months ended June 30, 1995 as compared to the corresponding periods in 1994. The three months' increase was principally due to a $6,200 increase in professional fees.

         Management fees and reimbursed expenses decreased by $15,700, or by 17.8%, and by $22,800, or by 13.6%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, primarily due to decreased reimbursable expenses allocated by the Corporate General Partner. Reimbursed expenses decreased due to lower allocated personnel costs, property taxes, computer service and consulting fees, postage costs and telephone expense. Management fees increased by $700, or by 2.5%, and by $1,600, or by 2.9%, for the three and six month periods as a result of increased revenues.

         Depreciation and amortization expense increased by $12,900, or by 7.6%, for the three months ended June 30, 1995 and remained relatively unchanged for the six months ended June 30, 1995 as compared to the corresponding periods in 1994. The three months' increase was primarily due to a reduction of the estimated useful life of existing plant being replaced.

         Operating income decreased by $15,600, or by 38.2%, and by $4,300, or by 5.9%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, principally due to increases in programming fees, professional fees and property taxes as described above.

         Interest income increased by $6,400 and $12,400 for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, primarily due to higher average interest rates earned on higher investment balances.

         Interest expense increased by $1,100, or by 7.4%, and by $3,500, or by 12.8%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, primarily due to an increase in the average interest rate paid on borrowings (10.5% and 10.4% for the three and six month periods in 1995 versus 8.4% and 8.0% for the corresponding periods in 1994).

                        ENSTAR INCOME PROGRAM IV-3, L.P.

         DISTRIBUTIONS TO PARTNERS

         The Partnership distributed $125,900 and $251,900 to its partners during the three and six months ended June 30, 1995. The Joint Venture did not make distributions to the Partnership during the three and six months ended June 30, 1995.

         THE MACOUPIN JOINT VENTURE

         The Joint Venture's revenues increased by $4,900, or by 1.2%, and by $12,400, or by 1.6%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $6,200 was due to increases in the number of subscriptions for services, $5,400 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995 and $3,200 was due to other revenue producing items. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Joint Venture to be approximately $9,900. Of the six months' increase, $21,600 was due to increases in the number of subscriptions for services, $7,600 was due to other revenue producing items and $5,900 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Joint Venture to be approximately $19,700. Revenues decreased by $3,000 due to decreases in rates charged for premium services.

         Service costs decreased by $14,800, or by 11.5%, and by $10,500, or by 4.2%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Service costs represents costs directly attributable to providing cable services to customers. Of the three months' decrease, $17,900 was due to a decrease in copyright fees resulting from a change in copyright filing requirements, $4,000 was due to an increase in capitalization of labor and overhead expense and $3,500 was due to a decrease in repair and maintenance expense. These decreases were partially offset by an increase of $7,400 in programming fees charged by program suppliers (including primary satellite fees). Of the six months' decrease, $21,800 was due to a decrease in copyright fees and $5,000 was due to an increase in capitalization of labor and overhead expense related to greater construction activity. These decreases were partially offset by an increase of $13,200 in programming fees charged by program suppliers.

         General and administrative expenses decreased by $1,000, or by 2.5%, and by $6,800, or by 8.8%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. The three and six months' decreases were principally due to decreases in bad debt expense of $2,400 and $7,400, respectively.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

         Management fees and reimbursed expenses decreased by $4,400, or by 7.3%, and by $4,200, or by 3.6%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, due to lower reimbursable expenses payable to the Corporate General Partner. Reimbursed expenses decreased due to lower allocated personnel costs, computer service and consulting fees, and postage, telephone and marketing expenses.

         Depreciation and amortization expense decreased by $4,500, or by 2.8%, and by $36,900, or by 10.3%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, primarily due to the retirement of certain tangible and intangible assets.

         Operating income increased by $29,600 and by $70,800 for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, principally due to lower copyright fees and depreciation and amortization expense as described above.

         Interest income increased by $500, or by 5.9%, and by $1,300, or by 8.9%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, due to higher average interest rates earned on invested cash balances during the three and six months ended June 30, 1995.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 43.2% to 48.8% for the three months ended June 30, 1995 and from 44.1% to 47.6% for the six months ended June 30, 1995 as compared to the corresponding periods in 1994. These increases were primarily caused by increased revenues and decreases in copyright fees as described above. EBITDA increased by $25,100, or by 14.5%, and by $33,900, or by 9.7%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         As previously stated, the FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had, and most likely will continue to have, a significant negative impact on the Partnership's revenues and cash flow.

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable television systems. The Partnership has budgeted 1995 capital expenditures of $346,700, which include costs of $205,800 for the first phase of a $975,000 rebuild in the community of Shelbyville, Illinois. Additionally, the Joint Venture has budgeted 1995 capital expenditures totaling $366,600 for the upgrade of its existing cable plant and for the first segment of a $1,500,000 rebuild in the community of Auburn, Illinois.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

         Management believes that cash generated by operations of the Partnership and Joint Venture, together with available borrowings, will be adequate to fund capital expenditures in 1995. Management also believes it is essential to preserve liquidity by reserving cash for future rebuild requirements including planned rebuilds in the communities of Shelbyville and Auburn, Illinois.

         The Partnership paid distributions totaling $125,900 and $251,900 during the three and six months ended June 30, 1995, respectively. However, there can be no assurance regarding the level, timing or continuation of future distributions beyond 1995.

         The Partnership has a $1,000,000 revolving bank credit agreement (the "Facility") maturing on September 30, 1997. Loans under the Facility are secured by substantially all of the Partnership's assets. Interest is payable at the Base Rate plus 1.5%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment beginning September 30, 1994, payable at the end of each fiscal quarter. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Partnership is also required to pay a commitment fee of 1/2% per year on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Partnership believes that it was in compliance with the Facility's loan covenants as of June 30, 1995. The Partnership's loan commitment will decrease by $250,000 in 1995 to $650,000 and by $400,000 in 1996 to $250,000. Repayment of principal is required to the extent the loan balance then outstanding exceeds the reduced maximum commitment. The outstanding loan balance at June 30, 1995 was $383,200.

         SIX MONTHS ENDED JUNE 30, 1995 AND 1994

         Cash provided by operating activities increased from $200,900 to $279,100, or by $78,200, for the six months ended June 30, 1995 compared with the corresponding prior year period. The Partnership used $46,500 less cash to pay liabilities owed to the General Partner and third-party creditors in the 1995 period. Changes in receivables, prepaid expenses and deferred loan costs used $26,100 less cash in the six months ended June 30, 1995 than in the prior year period. Partnership operations generated $5,600 more cash in the first six months of 1995 after adding back non-cash items consisting of depreciation, amortization and equity in net income of Joint Venture.

         Investing activities used $10,800 less cash during the six months ended June 30, 1995 than in the comparable 1994 period due to a $12,500 decrease in expenditures for intangible assets, partially offset by a $1,700 increase in capital expenditures.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 37.1% to 35.8% during the three months ended June 30, 1995 compared to the corresponding 1994 period. EBITDA decreased form 38.4% to 37.0% during the six months ended June 30, 1995 as compared with the equivalent period in 1994. The decreases were principally attributable to increased programming fees. EBITDA decreased form $209,600 to $206,900, or by 1.3%, for the three months ended June 30, 1995 compared to the corresponding quarter of 1994. EBITDA decreased from $428,900 to $425,400, or by 0.8%, during the six months ended June 30, 1995 as compared to the prior year period.

INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement and billing and marketing generally increase with inflation. The Partnership does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically, of which there can be no assurance due to the re-regulation of rates charged for certain cable services.

                        ENSTAR INCOME PROGRAM IV-3, L.P.



PART II.     OTHER INFORMATION

ITEMS 1-5.             Not applicable.

ITEM 6.                Exhibits and Reports on Form 8-K

                       (a)      None

                       (b) No Reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          a GEORGIA LIMITED PARTNERSHIP
                                  (Registrant)

                          By: ENSTAR COMMUNICATIONS CORPORATION
                              General Partner

Date:  August 9, 1995               By:     /s/ Michael K. Menerey
                                            -----------------------
                                            Michael K. Menerey,
                                            Chief Financial Officer