Form 10-Q
period 1995-09-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 1995-11-13
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

                         Commission file number 0-15686

                        Enstar Income Program IV-3, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Georgia                                       58-1648320
  (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (310) 824-9990

              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS



                                                                            December 31,   September 30,
                                                                               1994*           1995
                                                                            ------------   -------------
                                                                                           (unaudited)
          ASSETS:
            Equity in net assets of joint venture                          $   800,100    $   842,500

            Cash and cash equivalents                                          664,900        924,000

            Receivables, less allowance of $1,400
               and $3,200  for possible losses                                  17,800         25,500

            Prepaid expenses and other                                          11,900         23,600

            Property, plant and equipment, less accumulated depreciation
               and amortization of $3,704,000 and $4,046,000                 1,648,000      1,363,200

            Franchise cost, net of accumulated
               amortization of $1,474,000 and $1,615,100                     1,087,000        949,600

            Deferred loan costs and other, net                                  45,900         38,600
                                                                           -----------    -----------
                                                                           $ 4,275,600    $ 4,167,000
                                                                           ===========    ===========

                   LIABILITIES AND PARTNERSHIP CAPITAL
                   -----------------------------------

          LIABILITIES:

            Note payable                                                   $   383,200    $   383,200
            Accounts payable                                                   226,800        206,800
            Due to affiliates                                                  180,600        308,000
                                                                           -----------    -----------

                       TOTAL LIABILITIES                                       790,600        898,000
                                                                           -----------    -----------
          COMMITMENTS AND CONTINGENCIES

          PARTNERSHIP CAPITAL (DEFICIT):
            General partners                                                   (48,500)       (50,700)
            Limited partners                                                 3,533,500      3,319,700
                                                                           -----------    -----------
                       TOTAL PARTNERSHIP CAPITAL                             3,485,000      3,269,000
                                                                           -----------    -----------
                                                                           $ 4,275,600    $ 4,167,000
                                                                           ===========    ===========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS



                                                        Unaudited
                                                   ------------------
                                                   Three months ended
                                                      September 30,
                                                   ------------------
                                                     1994         1995
                                                  ---------    ---------
          REVENUES                                $ 562,500    $ 581,300
                                                  ---------    ---------
          OPERATING EXPENSES:
            Service costs                           216,900      179,000
            General and administrative expenses      83,700       73,100
            General Partner management fees
               and reimbursed expenses               77,200       78,300
            Depreciation and amortization           173,400      174,800
                                                  ---------    ---------
                                                    551,200      505,200
                                                  ---------    ---------

          OPERATING INCOME                           11,300       76,100
                                                  ---------    ---------
          OTHER INCOME (EXPENSE):
            Interest income                           2,800        8,000
            Interest expense                        (15,000)     (15,500)
                                                  ---------    ---------
                                                    (12,200)      (7,500)
                                                  ---------    ---------
          INCOME (LOSS) BEFORE EQUITY IN NET
             INCOME OF JOINT VENTURE                   (900)      68,600

          EQUITY IN NET INCOME
            OF JOINT VENTURE                          7,100       17,200
                                                  ---------    ---------
          NET INCOME                              $   6,200    $  85,800
                                                  =========    =========
          NET INCOME PER UNIT OF
            LIMITED PARTNERSHIP INTEREST          $    0.15    $    2.13
                                                  =========    =========
          AVERAGE LIMITED PARTNERSHIP
            UNITS OUTSTANDING DURING PERIOD          39,900       39,900
                                                  =========    =========









            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS



                                                          Unaudited
                                                  --------------------------
                                                      Nine months ended
                                                         September 30,
                                                  --------------------------
                                                       1994          1995
                                                  -----------    -----------
          REVENUES                                $ 1,680,800    $ 1,731,600
                                                  -----------    -----------
          OPERATING EXPENSES:
            Service costs                             593,100        612,800
            General and administrative expenses       229,200        219,300
            General Partner management fees
               and reimbursed expenses                244,900        223,200
             Depreciation and amortization            529,900        532,100
                                                  -----------    -----------
                                                    1,597,100      1,587,400
                                                  -----------    -----------
          OPERATING INCOME                             83,700        144,200
                                                  -----------    -----------

          OTHER INCOME (EXPENSE):
            Interest income                             4,100         21,700
            Interest expense                          (42,400)       (46,400)
                                                  -----------    -----------
                                                      (38,300)       (24,700)
                                                  -----------    -----------
          INCOME BEFORE EQUITY IN NET INCOME
            OF JOINT VENTURE                           45,400        119,500

          EQUITY IN NET INCOME
            OF JOINT VENTURE                            8,200         42,300
                                                  -----------    -----------
          NET INCOME                              $    53,600    $   161,800
                                                  ===========    ===========

          NET INCOME PER UNIT OF LIMITED
            PARTNERSHIP INTEREST                  $      1.33    $      4.01
                                                  ===========    ===========
          AVERAGE LIMITED PARTNERSHIP
            UNITS OUTSTANDING DURING PERIOD            39,900         39,900
                                                  ===========    ===========









            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS



                                                                               Unaudited
                                                                       --------------------------
                                                                           Nine months ended
                                                                              September 30,
                                                                       --------------------------
                                                                          1994          1995
                                                                       -----------  -----------
           CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                 $  53,600    $ 161,800
            Adjustments to reconcile net income to net
               cash provided by operating activities:
                 Equity in net income of Joint Venture                    (8,200)     (42,300)
                 Depreciation and amortization                           529,900      532,100
                 Amortization of deferred loan costs                       8,200        8,200
                 Increase (decrease) from changes in:
                   Accounts receivable and prepaid expenses              (12,300)     (19,400)
                   Deferred loan costs                                    (5,700)          --
                   Accounts payable and due to affiliates                 12,900      107,400
                                                                       ---------    ---------
                   Net cash provided by operating activities             578,400      747,800
                                                                       ---------    ---------
          CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                         (69,800)     (92,800)
            Increase in intangible assets                                (30,300)     (18,100)
            Distributions from Joint Venture                             150,000           --
                                                                       ---------    ---------

                 Net cash provided by (used in) investing activities      49,900     (110,900)
                                                                       ---------    ---------
          CASH FLOWS FROM FINANCING ACTIVITIES:
            Distributions to partners                                   (377,800)    (377,800)
                                                                       ---------    ---------
          INCREASE IN CASH AND CASH EQUIVALENTS                          250,500      259,100

          CASH AND CASH EQUIVALENTS
            AT BEGINNING OF PERIOD                                       242,200      664,900
                                                                       ---------    ---------
          CASH AND CASH EQUIVALENTS
            AT END OF PERIOD                                           $ 492,700    $ 924,000
                                                                       =========    =========










            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1995 and 1994 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $29,100 and $86,600 for the three and nine months ended September 30, 1995.

         In addition to the monthly management fees described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $49,200 and $136,600 for the three and nine months ended September 30, 1995.

         The Manager has entered into an identical agreement with Enstar Cable of Macoupin County, a Georgia General Partnership, of which the Partnership is a co-partner (the "Macoupin Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin County Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Macoupin Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Macoupin Joint Venture paid the Manager management fees of approximately $16,900 and $49,100 and reimbursement of expenses of $35,000 and $105,900 under its management agreement for the three and nine months ended September 30, 1995. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $4,200 and $12,300 in respect of its 1% special interest during the three and nine months ended September 30, 1995. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (CONTINUED)


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONCLUDED)

         Certain programming services have been purchased through an affiliate of the Partnership and the Macoupin Joint Venture. In turn, the affiliate charges the Partnership and the Joint Venture for these costs based on an estimate of what the entities could negotiate for such programming on a stand-alone basis. The Partnership paid the affiliate $131,200 and $401,300 and the Macoupin Joint Venture paid the affiliate $91,800 and $273,300 for these programming services for the three and nine months ended September 30, 1995. Programming fees are included in service costs in the statements of operations for the three and nine months ended September 30, 1995 and 1994.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (CONTINUED)


5.       EQUITY IN NET ASSETS OF JOINT VENTURE

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) owns one third (1/3) of Enstar Cable of Macoupin County (the "Macoupin Joint Venture"). Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of September 30, 1995 and December 31, 1994 and the results of its operations for the three and nine months ended September 30, 1995 and 1994 have been included. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results for the entire year.

                                          December 31,  September 30,
                                              1994*        1995
                                           ----------   ----------
                                                        (unaudited)
          Current assets                   $  622,800   $1,061,100
          Investment in cable television
              properties, net               2,018,800    1,808,200
          Other assets                          6,000        8,700
                                           ----------   ----------
                                           $2,647,600   $2,878,000
                                           ==========   ==========
          Current liabilities              $  247,200   $  350,700
          Venturers' capital                2,400,400    2,527,300
                                           ----------   ----------
                                           $2,647,600   $2,878,000
                                           ==========   ==========


               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONCLUDED)


ENSTAR CABLE OF MACOUPIN COUNTY

                                                                             Unaudited
                                                                      ----------------------
                                                                       Three months ended
                                                                           September 30,
                                                                      ----------------------
                                                                        1994         1995
                                                                      ---------    ---------
          REVENUES                                                    $ 404,600    $ 422,100
                                                                      ---------    ---------
          OPERATING EXPENSES:
            Service costs                                               123,100      135,500
            General and administrative expenses                          42,100       32,200
            General Partner management fees and reimbursed expenses      54,300       56,100
            Depreciation and amortization                               171,700      155,800
                                                                      ---------    ---------
                                                                        391,200      379,600
                                                                      ---------    ---------
          OPERATING INCOME                                               13,400       42,500
          OTHER INCOME (EXPENSE):
            Interest income                                               8,800       10,600
            Interest expense                                               (800)      (1,500)
                                                                      ---------    ---------
          NET INCOME                                                  $  21,400    $  51,600
                                                                      =========    =========


                                                                              Unaudited
                                                                      --------------------------
                                                                           Nine months ended
                                                                              September 30,
                                                                      --------------------------
                                                                          1994           1995
                                                                      -----------    -----------
          REVENUES                                                    $ 1,197,500    $ 1,227,400
                                                                      -----------    -----------
          OPERATING EXPENSES:
            Service costs                                                 373,200        375,100
            General and administrative expenses                           119,800        103,100
            General Partner management fees and reimbursed expenses       169,700        167,300
            Depreciation and amortization                                 530,300        477,500
                                                                      -----------    -----------
                                                                        1,193,000      1,123,000
                                                                      -----------    -----------
          OPERATING INCOME                                                  4,500        104,400
          OTHER INCOME (EXPENSE):
            Interest income                                                23,400         26,500
            Interest expense                                               (3,200)        (4,000)
                                                                      -----------    -----------
          NET INCOME                                                  $    24,700    $   126,900
                                                                      ===========    ===========

                        ENSTAR INCOME PROGRAM IV-3, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Compliance with the rules adopted by the Federal Communications Commission (the "FCC") to implement the rate regulation provisions of the 1992 Cable Act has had a significant negative impact on the Partnership's revenues and cash flow. Based on certain FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first nine months of 1995 reflect the impact of the 1992 Cable Act in all material respects. Moreover, recent policy decisions by the FCC make it more likely that in the future the Partnership will be permitted to increase regulated service rates in response to specified cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The FCC has recently adopted a procedure under which cable operators may file abbreviated cost of service showings for system rebuilds and upgrades, the result of which would be a permitted increase in regulated rates to allow recovery of a portion of those costs. The FCC has also proposed a new procedure for the pass-through of increases in inflation and certain external costs, such as programming costs, under which cable operators could increase rates based on actual and anticipated cost increases for the coming year. In addition to these FCC actions, Congress is presently considering legislation that could significantly revise, among other things, the rate regulation provisions of the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law. Similarly, given events since the enactment of the 1992 Cable Act, there can also be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         The Partnership's revenues increased by $18,800, or by 3.3%, and by $50,800, or by 3.0%, for the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994. Of the three months' increase, $22,500 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $12,200 was due to increases in unregulated rates charged for premium services implemented during the fourth quarter of 1994 and $5,900 was due to increases in the number of subscriptions for services. These increases were partially offset by an $11,500 decrease in other revenue producing items and by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $10,300 for the three months ended September 30, 1995. Of the nine months' increase, $33,500 was due to increases

                        ENSTAR INCOME PROGRAM IV-3, L.P.

in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $24,000 was due to increases in the number of subscriptions for services, $21,700 was due to increases in unregulated rates charged for premium services implemented during the fourth quarter of 1994 and $2,400 was due to other revenue producing items. These increases were partially offset by rate decreases implemented in 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $30,800 for the nine months ended September 30, 1995.

         Service costs decreased by $37,900, or by 17.5%, and increased by $19,700, or by 3.3%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the three months' decrease, $27,700 was due to a decrease in personnel costs, $4,900 was due to an increase in capitalization of labor and overhead costs, $3,900 was due to a decrease in repair and maintenance expense and $3,800 was due to a decrease in franchise fees due to a one time charge to franchise fee expense in the third quarter of 1994. These decreases were partially offset by a $3,200 increase in programming fees (including primary satellite fees). Of the nine months' increase, $33,000 was due to increases in programming fees, $7,000 was due to an increase in property taxes and $4,100 was due to an increase in pole rent expense. These increases were partially offset by decreases of $18,200 in personnel costs and $5,200 in repair and maintenance expense combined with a $5,000 increase in capitalization of labor and overhead costs. The increases in programming expense were also due to expanded programming usage relating to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

         General and administrative expenses decreased by $10,600, or by 12.7%, and by $9,900, or by 4.3%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' decrease, $5,900 was due to lower insurance premiums, $2,500 was due to a decrease in personnel costs and $2,400 was due to a decrease in marketing expense. These decreases were partially offset by increases of $3,900 in professional fees and $1,700 in bad debt expense. Of the nine months' decrease, $3,400 was due to a reduction in costs associated with implementation of the 1992 Cable Act, $3,300 was due to a decrease in bad debt expense, $2,900 was due to a decrease in marketing expense and $2,600 was due to lower insurance premiums. These decreases were partially offset by a $9,900 increase in professional fees.

         Management fees and reimbursed expenses increased by $1,100, or by 1.4%, and decreased by $21,700, or by 8.9%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. The three months' increase was primarily due to an increase in management fees. The nine months' decrease was primarily due to decreased reimbursable expenses allocated by the Corporate General Partner including lower allocated personnel costs, property taxes, repair and maintenance expense, postage costs and telephone expense. Management fees increased by $1,000, or by 3.6%, and by $2,600, or by 3.1%, for the three and nine month periods as a result of increased revenues as described above.

         Depreciation and amortization expense increased by $1,400 (less than 1%), and by $2,200, (less than 1%),

                        ENSTAR INCOME PROGRAM IV-3, L.P.

         Operating income increased by $64,800 and by $60,500 for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, principally due to increases in revenues and decreases in personnel costs as described above. The nine months' increase was also due to lower reimbursed expenses allocated by the General Partner.

         Interest income increased by $5,200 and $17,600 for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, primarily due to higher average interest rates earned on higher investment balances.

         Interest expense remained relatively unchanged for the three months ended September 30, 1995 and increased by $4,000, or by 9.4%, for the nine months ended September 30, 1995 as compared to the corresponding periods in 1994. The nine months' increase was primarily due to an increase in the average interest rate paid on borrowings (10.4% for the first nine months of 1995 versus 8.3% for the corresponding period in 1994).

         DISTRIBUTIONS TO PARTNERS

         The Partnership distributed $125,900 and $377,800 to its partners during the three and nine months ended September 30, 1995. The Joint Venture did not make distributions to the Partnership during the three and nine months ended September 30, 1995.

         THE MACOUPIN JOINT VENTURE

         The Joint Venture's revenues increased by $17,500, or by 4.3%, and by $29,900, or by 2.5%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $14,200 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $9,400 was due to increases in the number of subscriptions for services and $3,700 was due to increases in unregulated rates charged to customers for premium services implemented during the fourth quarter of 1994. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Joint Venture to be approximately $9,800. Of the nine months' increase, $31,300 was due to increases in the number of subscriptions for services, $20,100 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995 $8,100 was due to other revenue producing items. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Joint Venture to be approximately $29,600.

         Service costs increased by $12,400, or by 10.1%, and by $1,900 (less than one percent) for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Service costs represents costs directly attributable to providing cable services to customers. Of the three months' increase, $19,000 was due to an increase in copyright fees resulting from a change in copyright

                        ENSTAR INCOME PROGRAM IV-3, L.P.

RESULTS OF OPERATIONS (CONCLUDED)

filing requirements, $1,300 was due to an increase in personnel expenses and $1,100 was due to an increase in pole rent expense. These increases were partially offset by an $8,200 increase in capitalization of labor and overhead costs and a $2,600 decrease in repair and maintenance expense.

         General and administrative expenses decreased by $9,900, or by 23.5%, and by $16,700, or by 13.9%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' decrease, $6,800 was due to lower insurance premiums, $2,400 was due to a decrease in marketing expense and $2,300 was due to a decrease in personnel costs. Of the nine months' decrease, $6,900 was due to a decrease in bad debt expense, $5,600 was due to a decrease in marketing expense, $3,300 was due to lower insurance premiums and $2,200 was due to an increase in capitalization of labor and overhead expense. These decreases were partially offset by a $1,700 increase in repair and maintenance expense.

         Management fees and reimbursed expenses increased by $1,800, or by 3.3%, and decreased by $2,400, or by 1.4%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. The three months' increase was partially due to increased reimbursed expenses payable to the Corporate General Partner resulting from higher allocated marketing expenses. The nine months' decrease was primarily due to decreased reimbursed expenses including lower allocated personnel costs, property taxes and telephone, postage and messenger expenses. Management fees for the three and nine month periods increased in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased by $15,900, or by 9.3%, and by $52,800, or by 10.0%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, primarily due to the effect of certain tangible assets becoming fully depreciated and intangible assets becoming fully amortized.

         Operating income increased by $29,100 and by $99,900 for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, principally due to increased revenues and decreased depreciation and amortization expense as described above.

         Interest income increased by $1,800, or by 20.5%, and by $3,100, or by 13.3%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, due to higher average interest rates earned on invested cash balances during the three and nine months ended September 30, 1995.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 45.8% to 47.0% for the three months ended September 30, 1995 and from 44.7% to 47.4% for the nine months ended September 30, 1995 as compared to the corresponding periods in 1994. These increases were primarily caused by increased revenues and capitalization of labor and overhead costs as described above. EBITDA increased by $13,200, or by 7.1%, and by $47,100, or by 8.8%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a significant negative impact on the Partnership's revenues and cash flow. However, as discussed above, recent policy decisions of the FCC and pending legislation may make it more likely that the Partnership will be permitted to increase regulated service rates in response to certain cost increases.

         The Partnership's primary objective, having invested its net offering proceeds in cable systems and the Joint Venture, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable television systems. The Partnership has budgeted 1995 capital expenditures of $350,000, which include costs of $210,000 for the first phase of a $975,000 rebuild in the community of Shelbyville, Illinois. Additionally, the Joint Venture has budgeted 1995 capital expenditures totaling $365,000 for the upgrade of its existing cable plant and for the first segment of a $1,500,000 rebuild in the community of Auburn, Illinois.

         Management believes that cash generated by operations of the Partnership and Joint Venture, together with available borrowings, will be adequate to fund capital expenditures in 1995. Management also believes that it is essential to preserve liquidity by reserving cash for future rebuild requirements, including the planned rebuilds in the communities of Shelbyville and Auburn, Illinois.

         The Partnership paid distributions totaling $125,900 and $377,800 during the three and nine months ended September 30, 1995, respectively. However, there can be no assurance regarding the level, timing or continuation of future distributions beyond 1995.

         The Partnership has a $1,000,000 revolving bank credit agreement (the "Facility") maturing on September 30, 1997. Loans under the Facility are secured by substantially all of the Partnership's assets. Interest is payable at the Base Rate plus 1.5%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment beginning September 30, 1994, payable at the end of each fiscal quarter. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Partnership is also required to pay a commitment fee of 1/2% per annum on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Partnership believes that it was in compliance with the Facility's loan covenants as of September 30, 1995. The Partnership's loan commitment will decrease by $250,000 in 1995 to $650,000 and by $400,000 in 1996 to $250,000. Repayment of principal is required to the extent the loan balance then outstanding exceeds the reduced maximum commitment. The outstanding loan balance at September 30, 1995 was $383,200.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

         Cash provided by operating activities increased from $578,400 to $747,800, or by $169,400, for the nine months ended September 30, 1995 compared with the corresponding prior year period. The Partnership used $94,500 less cash to pay liabilities owed to the General Partner and third-party creditors in the 1995 period. Partnership operations generated $76,300 more cash in the first nine months of 1995 after adding back non-cash items consisting of depreciation, amortization and equity in net income of Joint Venture. Changes in receivables, prepaid expenses and deferred loan costs used $1,400 more cash in the nine months ended September 30, 1995 than in the prior year period.

         Investing activities used $160,800 more cash during the nine months ended September 30, 1995 than in the comparable 1994 period due to a $150,000 decrease in distributions from the Joint Venture. The Partnership used $23,000 more cash for capital expenditures, partially offset by a $12,200 decrease in expenditures for intangible assets.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 32.8% to 43.2 % during the three months ended September 30, 1995 compared to the corresponding 1994 period. EBITDA as a percentage of revenues increased from 36.5% to 39.1% during the nine months ended September 30, 1995 as compared with the equivalent period in 1994. The increases were principally attributable to increased revenues and decreased personnel costs. The nine months' increase was also due to lower reimbursed expenses allocated by the General Partner. EBITDA increased from $184,700 to $250,900, or by 35.8%, for the three months ended September 30, 1995 compared to the corresponding quarter of 1994. EBITDA increased from $613,600 to $676,300, or by 10.2%, during the nine months ended September 30, 1995 as compared to the prior year period.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          a GEORGIA LIMITED PARTNERSHIP
                          -----------------------------

                                  (Registrant)

                                     By: ENSTAR COMMUNICATIONS CORPORATION
                                         General Partner


Date: November 6, 1995               By:   /s/ Michael K. Menerey
                                           ----------------------------
                                           Michael K. Menerey,
                                           Chief Financial Officer