Form 10-Q
period 1996-03-31
ENSTAR INCOME PROGRAM IV-3 L P
filed 1996-05-15
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996
                               ---------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number  0-15686
                                                ---------

Enstar Income Program IV-3, L.P.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Georgia                                    58-1648320
- --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
- --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (310) 824-9990
                                                   ----------------------------

- --------------------------------------------------------------------------------
                     FORMER NAME, FORMER ADDRESS AND FORMER
                   FISCAL YEAR, IF CHANGED SINCE LAST REPORT.

         Indicate by check (check) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes (check)   No
                                              -------      -------

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

                        ---------------------------------

                                                                                 December 31,            March 31,
                                                                                   1995*                  1996
                                                                                -------------          -----------
                                                                                                       (unaudited)
ASSETS:

  Cash and cash equivalents                                                     $  942,400             $  478,100

  Receivables, less allowance of $9,300
   and $1,500 for possible losses                                                   27,300                  9,300

  Prepaid expenses and other                                                        22,200                 22,800

  Equity in net assets of joint venture                                            828,100                647,000

  Property, plant and equipment, less accumulated depreciation
    and amortization of $4,143,400 and $4,257,900                                1,539,700              1,471,700

  Franchise cost, net of accumulated
    amortization of $1,662,200 and $1,709,300                                      902,500                855,400

  Deferred loan costs and other, net                                                31,600                 29,400
                                                                                ----------             ----------

                                                                                $4,293,800             $3,513,700
                                                                                ==========             ==========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Accounts payable                                                              $  503,600             $  229,400
  Due to affiliates                                                                247,600                181,000
  Note payable                                                                     383,200                    -
                                                                                ----------             ----------

       TOTAL LIABILITIES                                                         1,134,400                410,400
                                                                                ----------             ----------


COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                                 (51,700)               (52,300)
  Limited partners                                                               3,211,100              3,155,600
                                                                                ----------             ----------

       TOTAL PARTNERSHIP CAPITAL                                                 3,159,400              3,103,300
                                                                                ----------             ----------

                                                                                $4,293,800             $3,513,700
                                                                                ==========             ==========

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                              Unaudited
                                                      -------------------------
                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                        1995            1996
                                                      ---------       ---------
REVENUES .......................................      $ 572,200       $ 584,300
                                                      ---------       ---------

OPERATING EXPENSES:
   Service costs ...............................        214,100         187,000
   General and administrative expenses .........         67,300          95,800
   General Partner management fees
     and reimbursed expenses ...................         72,300          71,300
   Depreciation and amortization ...............        175,600         177,100
                                                      ---------       ---------

                                                        529,300         531,200
                                                      ---------       ---------

OPERATING INCOME ...............................         42,900          53,100
                                                      ---------       ---------

OTHER INCOME (EXPENSE):
   Interest income .............................          6,800           7,000
   Interest expense ............................        (14,900)         (9,100)
                                                      ---------       ---------

                                                         (8,100)         (2,100)
                                                      ---------       ---------

INCOME BEFORE EQUITY IN NET
   INCOME OF JOINT VENTURE .....................         34,800          51,000

EQUITY IN NET INCOME
   OF JOINT VENTURE ............................          9,700          18,800
                                                      ---------       ---------

NET INCOME .....................................      $  44,500       $  69,800
                                                      =========       =========

NET INCOME PER UNIT OF
   LIMITED PARTNERSHIP INTEREST ................      $    1.10       $    1.73
                                                      =========       =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD .............         39,900          39,900
                                                      =========       =========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                     Unaudited
                                                               ----------------------
                                                                 Three months ended
                                                                      March 31,
                                                               ----------------------
                                                                 1995         1996
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................   $  44,500    $  69,800
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Equity in net income of Joint Venture ...............      (9,700)     (18,800)
       Depreciation and amortization .......................     175,600      177,100
       Amortization of deferred loan costs .................       2,700        2,700
       Increase (decrease) from changes in:
         Accounts receivable and prepaid expenses ..........     (48,600)      17,400
         Accounts payable and due to affiliates ............     (10,500)    (340,800)
                                                               ---------    ---------

         Net cash provided by (used in) operating activities     154,000      (92,600)
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ....................................     (28,700)     (58,100)
   Increase in intangible assets ...........................      (8,000)      (4,500)
   Distributions from Joint Venture ........................        --        200,000
                                                               ---------    ---------

       Net cash provided by (used in) investing activities .     (36,700)     137,400
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of debt ......................................        --       (383,200)
   Distributions to partners ...............................    (125,900)    (125,900)
                                                               ---------    ---------

                                                                (125,900)    (509,100)
                                                               ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS ......................      (8,600)    (464,300)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD ..................................     664,900      942,400
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD ........................................   $ 656,300    $ 478,100
                                                               =========    =========



            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three months ended March, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $29,200 for the three months ended March 31, 1996.

         In addition to the monthly management fees described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $42,100 for the three months ended March 31, 1996.

         The Manager has entered into an identical agreement with Enstar Cable of Macoupin County, a Georgia General Partnership, of which the Partnership is a co-partner (the "Macoupin Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin County Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Macoupin Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Macoupin Joint Venture paid the Manager management fees of approximately $17,000 and reimbursement of expenses of $33,000 under its management agreement for the three months ended March 31, 1996. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $4,300 in respect of its 1% special interest during the three months ended March 31, 1996. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     =======================================


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONCLUDED)

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership approximated $5,300 for these costs in the three months ended March 31, 1996. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership and the Macoupin Joint Venture. In turn, the affiliate charges the Partnership and the Joint Venture for these costs based on an estimate of what the entities could negotiate for such programming on a stand-alone basis. The Partnership paid the affiliate $129,500 and the Macoupin Joint Venture paid the affiliate $94,200 for these programming services for the three months ended March 31, 1996. Programming fees are included in service costs in the statements of operations for the three months ended March 31, 1996 and 1995.

3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.

4.       RECLASSIFICATIONS

         Certain 1995 amounts have been reclassified to conform to the 1996 presentations.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     =======================================

5.       EQUITY IN NET ASSETS OF JOINT VENTURE

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) owns one third (1/3) of Enstar Cable of Macoupin County (the "Macoupin Joint Venture"). Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995 have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the entire year.

                                                    December 31,       March 31,
                                                       1995*             1996
                                                    ----------        ----------
                                                                      (unaudited)
Current assets .............................        $1,110,000        $  755,500
Investment in cable television
    properties, net ........................         1,722,800         1,598,300
Other assets ...............................             7,300             7,200
                                                    ----------        ----------

                                                    $2,840,100        $2,361,000
                                                    ==========        ==========

Current liabilities ........................        $  355,500        $  420,100
Venturers' capital .........................         2,484,600         1,940,900
                                                    ----------        ----------

                                                    $2,840,100        $2,361,000
                                                    ==========        ==========



               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONCLUDED)
               ===================================================


ENSTAR CABLE OF MACOUPIN COUNTY

                                                                  Unaudited
                                                             ----------------------
                                                              Three months ended
                                                                   March 31,
                                                             ----------------------
                                                                1995        1996
                                                             ----------------------
REVENUES .................................................   $ 399,100    $ 425,200
                                                             ---------    ---------

OPERATING EXPENSES:
   Service costs .........................................     125,900      129,600
   General and administrative expenses ...................      32,600       41,300
   General Partner management fees and reimbursed expenses      55,300       54,300
   Depreciation and amortization .........................     162,300      151,800
                                                             ---------    ---------
                                                               376,100      377,000
                                                             ---------    ---------

OPERATING INCOME .........................................      23,000       48,200

OTHER INCOME (EXPENSE):
   Interest income .......................................       6,900        9,400
   Interest expense ......................................        (900)      (1,100)
                                                             ---------    ---------
NET INCOME ...............................................   $  29,000    $  56,500
                                                             =========    =========

                        ENSTAR INCOME PROGRAM IV-3, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, the Partnership believes that recent policy decisions by the Federal Communications Commission (the "FCC") will permit it to increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         The Partnership's revenues increased from $572,200 to $584,300, or by 2.1%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $12,100 increase in revenues, $31,000 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995 and $1,400 resulted from increases in other revenue producing items. These increases were partially offset by a $20,300 decrease in the number of subscriptions for service.

         Service costs decreased from $214,100 to $187,000, or by 12.7%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $27,100 decrease, $12,000 was due to a decrease in personnel costs, $11,200 was due to an increase in capitalization of labor and overhead costs and $3,500 was due to a decrease in programming fees. These decreases were partially offset by a $3,400 increase in franchise fees.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

         General and administrative expenses increased from $67,300 to $95,800, or by 42.4%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $28,500 increase, $8,500 was due to higher insurance premiums, $7,500 was due to an increase in personnel costs, $2,700 was due to an increase in bad debt expense, $2,200 was due to an increase in marketing expense and $2,200 was due to an increase in customer billing expense.

         Management fees and reimbursed expenses decreased from $72,300 to $71,300, or by 1.4%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $1,000 decrease, $1,600 was due to a decrease in reimbursed expenses allocated by the Corporate General Partner, including lower allocated office rent, marketing expense, personnel costs and telephone expense. These decreases were partially offset by management fee increases of 2.2% directly related to increased revenues as described above.

         Depreciation and amortization expense increased by $1,500 from $175,600 to $177,100 (less than one-percent) for the quarter ended March 31, 1996 as compared to the corresponding period in 1995.

         Operating income increased by $10,200 from $42,900 to $53,100, or by 23.8%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995, principally due to increased revenues and decreased service costs as described above.

         Interest income increased by $200 from $6,800 to $7,000, or by 2.9%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to higher average cash balances available for investment.

         Interest expense decreased by $5,800 from $14,900 to $9,100, or by 38.9%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to the repayment of the note payable in February 1996.

         DISTRIBUTIONS TO PARTNERS

         The Partnership distributed $125,900 to its partners during the quarter ended March 31, 1996. The Joint Venture distributed $200,000 to the Partnership during the three months ended March 31, 1996.

         THE MACOUPIN JOINT VENTURE

         The Joint Venture's revenues increased from $399,100 to $425,200, or by 6.5%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $26,100 increase in revenues, $24,600 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995 and $2,500 resulted from increases in other revenue producing items. These increases were partially offset by a $1,000 decrease in the number of subscriptions for service.

         Service costs increased from $125,900 to $129,600, or by 2.9%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Service costs represent costs directly attributable

                        ENSTAR INCOME PROGRAM IV-3, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

to providing cable services to customers. Of the $3,700 increase, $5,500 was due to an increase in programming fees charged by program suppliers (including primary satellite fees), $4,400 was due to an increase in personnel costs and $1,600 was due to an increase in system power costs. These increases were partially offset by an increase of $6,200 in capitalization of labor and overhead expense and a $2,600 decrease in repair and maintenance expense. The increase in programming expenses was also due to expanded programming usage relating to channel line-up restructuring and to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

         General and administrative expenses increased from $32,600 to $41,300, or by 26.7%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $8,700 increase, $4,000 was due to an increase in bad debt expense, $2,200 was due to an increase in customer billing expense and $2,100 was due to an increase in personnel costs.

         Management fees and reimbursed expenses decreased from $55,300 to $54,300, or by 1.8%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $1,000 decrease, $2,300 was due to a decrease in reimbursed expenses allocated by the Corporate General Partner including lower allocated office rent, marketing expense and telephone expense. These decreases were partially offset by a $1,300 increase in management fees in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased by $10,500 from $162,300 to $151,800, or by 6.5%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased by $25,200 from $23,000 to $48,200, or by 110%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995, principally due to decreased depreciation and amortization and increased revenues as described above.

         Interest income, net of interest expense, increased by $2,300 from $6,000 to $8,300, or by 38.3%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to higher average cash balances available for investment.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 46.4% to 47.0% for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. The increase was primarily caused by increased revenues as described above. Accordingly, EBITDA increased from $185,300 to $200,000, or by 7.9%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995.

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

         The Partnership paid distributions totaling $125,900 during the three months ended March 31, 1996. However, there can be no assurances regarding the level, timing or continuation of future distributions beyond 1996.

         On February 9, 1996, the Partnership repaid the balance of $383,200 on its $1,000,000 revolving bank credit facility, which terminated the facility.

         THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Operating activities used net cash of $92,600 in the three months ended March 31, 1996 as compared with the prior year period when operating activities provided net cash totaling $154,000. The change was primarily due to a $330,300 increase in cash used to pay liabilities owed to the General Partner and third-party creditors in the 1996 period. This was offset by an increase of $66,000 for cash provided in accounts receivable and prepaid expenses. The Partnership's net income increased by $17,700 after adding back non-cash items consisting of depreciation, amortization and equity in net income of Joint Venture.

         Investing activities provided net cash of $137,400 in the three months ended March 31, 1996 as compared with the prior year period when investing activities used net cash totaling $36,700. The change was due to a $200,000 increase in distributions from the Joint Venture and a $3,500 decrease in expenditures for intangible assets, partially offset by a $29,400 increase in capital expenditures. Cash used in financing activities used $383,200 more cash during the three months ended March 31, 1996 than in the comparable three months of 1995 due to the repayment of the revolving bank credit facility.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 38.2% to 39.4% for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. The increase was primarily caused by decreases in service costs as described above. Accordingly, EBITDA increased from $218,500 to $230,200, or by 5.4%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995.

INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance.

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

                                    By: ENSTAR COMMUNICATIONS CORPORATION
                                        General Partner





Date: May 9, 1996                   By: /s/ Michael K. Menerey
                                        -----------------------
                                        Michael K. Menerey,
                                        Chief Financial Officer