Form 10-Q
period 1996-06-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 1996-08-12
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              ___________________

                                   FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1996
                                -------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

                      Commission file number    0-15686
                                              -----------

Enstar Income Program IV-3, L.P.
- -------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Georgia                                                      58-1648320
- -------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF
INCORPORATION OR ORGANIZATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA    90024
- -------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       (310) 824-9990
                                                    ---------------------------

- -------------------------------------------------------------------------------
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

                        ================================



                                                                                           December 31,            June 30,
                                                                                              1995*                  1996
                                                                                           -----------           -----------
                                                                                                                 (unaudited)
          ASSETS:

            Cash and cash equivalents                                                      $   942,400           $   636,400

            Receivables, less allowance of $9,300
              and $2,600 for possible losses                                                    27,300                17,600

          Prepaid expenses and other                                                            22,200                33,600

            Equity in net assets of joint venture                                              828,100               515,500

            Property, plant and equipment, less accumulated depreciation
              and amortization of $4,143,400 and $4,369,900                                  1,539,700             1,448,000
            Franchise cost, net of accumulated
              amortization of $1,662,200 and $1,756,400                                        902,500               808,400

          Deferred loan costs and other, net                                                    31,600                24,300
                                                                                           -----------           -----------
                                                                                           $ 4,293,800           $ 3,483,800
                                                                                           ===========           ===========

                      LIABILITIES AND PARTNERSHIP CAPITAL
                      -----------------------------------

          LIABILITIES:
          Accounts payable                                                                 $   503,600           $   224,100
          Due to affiliates                                                                    247,600               243,900
          Note payable                                                                         383,200                  -
                                                                                           -----------           -----------
          TOTAL LIABILITIES                                                                  1,134,400               468,000
                                                                                           -----------           -----------
          COMMITMENTS AND CONTINGENCIES

          PARTNERSHIP CAPITAL (DEFICIT):
          General partners                                                                     (51,700)              (53,100)
          Limited partners                                                                   3,211,100             3,068,900
                                                                                           -----------           -----------
          TOTAL PARTNERSHIP CAPITAL                                                          3,159,400             3,015,800
                                                                                           -----------           -----------
                                                                                           $ 4,293,800           $ 3,483,800
                                                                                           ===========           ===========



               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================

                                                                                                  Unaudited
                                                                                       ------------------------------
                                                                                              Three months ended
                                                                                                   June 30,
                                                                                       ------------------------------
                                                                                          1995                1996
                                                                                       ----------          ----------
          REVENUES                                                                     $  578,100          $  599,500
                                                                                       ----------          ----------
          OPERATING EXPENSES:
            Service costs                                                                 219,700             204,300
            General and administrative expenses                                            78,900             108,800
            General Partner management fees
              and reimbursed expenses                                                      72,600              81,700
            Depreciation and amortization                                                 181,700             186,800
                                                                                       ----------          ----------
                                                                                          552,900             581,600
                                                                                       ----------          ----------
          OPERATING INCOME                                                                 25,200              17,900
                                                                                       ----------          ----------
          OTHER INCOME (EXPENSE):
            Interest income                                                                 6,900               6,300
            Interest expense                                                              (16,000)             (5,300)
            Gain on sale of assets                                                           -                  1,000
                                                                                       ----------          ----------
                                                                                           (9,100)              2,000
                                                                                       ----------          ----------
          INCOME BEFORE EQUITY IN NET
             INCOME OF JOINT VENTURE                                                       16,100              19,900

          EQUITY IN NET INCOME
            OF JOINT VENTURE                                                               15,400              18,600
                                                                                       ----------          ----------
          NET INCOME                                                                   $   31,500          $   38,500
                                                                                       ==========          ==========

          NET INCOME PER UNIT OF
            LIMITED PARTNERSHIP INTEREST                                               $      .78          $      .96
                                                                                       ==========          ==========
          AVERAGE LIMITED PARTNERSHIP
            UNITS OUTSTANDING DURING PERIOD                                                39,900              39,900
                                                                                       ==========          ==========




           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================

                                                                                                 Unaudited
                                                                                       -----------------------------
                                                                                              Six months ended
                                                                                                  June 30,
                                                                                       -----------------------------
                                                                                           1995              1996
                                                                                       -----------       -----------
          REVENUES                                                                     $ 1,150,300       $ 1,183,800
                                                                                       -----------       -----------
          OPERATING EXPENSES:
            Service costs                                                                  433,800           391,300
            General and administrative expenses                                            146,200           204,600
            General Partner management fees
              and reimbursed expenses                                                      144,900           153,000
            Depreciation and amortization                                                  357,300           363,900
                                                                                       -----------       -----------
                                                                                         1,082,200         1,112,800
                                                                                       -----------       -----------
          OPERATING INCOME                                                                  68,100            71,000
                                                                                       -----------       -----------
          OTHER INCOME (EXPENSE):
            Interest income                                                                 13,700            13,300
            Interest expense                                                               (30,900)          (14,400)
            Gain on sale of assets                                                            -                1,000
                                                                                       -----------       -----------
                                                                                           (17,200)             (100)
                                                                                       -----------       -----------
          INCOME BEFORE EQUITY IN NET
             INCOME OF JOINT VENTURE                                                        50,900            70,900

          EQUITY IN NET INCOME
            OF JOINT VENTURE                                                                25,100            37,400
                                                                                       -----------       -----------
          NET INCOME                                                                   $    76,000       $   108,300
                                                                                       ===========       ===========
          NET INCOME PER UNIT OF
            LIMITED PARTNERSHIP INTEREST                                               $      1.89       $      2.69
                                                                                       ===========       ===========
          AVERAGE LIMITED PARTNERSHIP
            UNITS OUTSTANDING DURING PERIOD                                                 39,900            39,900
                                                                                       ===========       ===========




           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS

                        ================================

                                                                                                   Unaudited
                                                                                       ---------------------------------
                                                                                                Six months ended
                                                                                                    June 30,
                                                                                       ---------------------------------
                                                                                           1995                 1996
                                                                                       -----------         -------------
          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                                 $    76,000         $     108,300
            Adjustments to reconcile net income to net
              cash provided by operating activities:
                 Equity in net income of Joint Venture                                     (25,100)              (37,400)
                 Depreciation and amortization                                             357,300               363,900
                 Amortization of deferred loan costs                                         5,500                 5,500
                 Decrease from changes in:
                   Accounts receivable and prepaid expenses                                (23,200)               (1,800)
                   Accounts payable and due to affiliates                                 (111,400)             (283,100)
                                                                                       -----------         -------------
                    Net cash provided by operating activities                              279,100               155,400
                                                                                       -----------         -------------
          CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                           (44,400)             (169,800)
            Increase in intangible assets                                                  (14,700)               (6,500)
            Distributions from Joint Venture                                                  -                  350,000
                                                                                       -----------         -------------
                 Net cash provided by (used in) investing activities                       (59,100)              173,700

          CASH FLOWS FROM FINANCING ACTIVITIES:
            Repayments of debt                                                                -                 (383,200)
            Distributions to partners                                                     (251,900)             (251,900)
                                                                                       -----------         -------------
                 Net cash used in financing activities                                    (125,900)             (635,100)
                                                                                       -----------         -------------
          DECREASE IN CASH AND CASH EQUIVALENTS                                            (31,900)             (306,000)

          CASH AND CASH EQUIVALENTS
            AT BEGINNING OF PERIOD                                                         664,900               942,400
                                                                                       -----------         -------------
          CASH AND CASH EQUIVALENTS
            AT END OF PERIOD                                                           $   633,000         $     636,400
                                                                                       ===========         =============





           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                    =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results for the entire year.


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $30,000 and $59,200 for the three and six months ended June 30, 1996.

         In addition to the monthly management fees described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $51,700 and $93,800 for the three and six months ended June 30, 1996.

         The Manager has entered into an identical agreement with Enstar Cable of Macoupin County, a Georgia General Partnership, of which the Partnership is a co-partner (the "Macoupin Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin County Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Macoupin Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Macoupin Joint Venture paid the Manager management fees of approximately $17,800 and $34,800 and reimbursement of expenses of $38,300 and $71,300 under its management agreement for the three and six months ended June 30, 1996. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $4,400 and $8,700 in respect of its 1% special interest during the three and six months ended June 30, 1996. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                    =======================================


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONCLUDED)

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership approximated $6,100 and $11,500 for these costs in the three and six months ended June 30, 1996. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership and the Macoupin Joint Venture. In turn, the affiliate charges the Partnership and the Joint Venture for these costs based on an estimate of what the entities could negotiate for such programming on a stand-alone basis. The Partnership paid the affiliate $139,300 and $268,800 and the Macoupin Joint Venture paid the affiliate $94,600 and $188,800 for these programming services for the three and six months ended June 30, 1996. Programming fees are included in service costs in the statements of operations for the three and six months ended June 30, 1996 and 1995.


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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                    =======================================


5.       EQUITY IN NET ASSETS OF JOINT VENTURE

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) owns one third (1/3) of Enstar Cable of Macoupin County (the "Macoupin Joint Venture"). Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of June 30, 1996 and December 31, 1995 and the results of its operations for the three and six months ended June 30, 1996 and 1995 have been included. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results for the entire year.


                                                                                  December 31,               June 30
                                                                                      1995*                    1996
                                                                                ---------------           -------------
                                                                                                           (unaudited)
          Current assets                                                        $     1,110,000           $     338,100
          Investment in cable television
             properties, net                                                          1,722,800               1,459,300
          Other assets                                                                    7,300                   7,400
                                                                                ---------------           -------------
                                                                                $     2,840,100           $   1,804,800
                                                                                ---------------           -------------
          Current liabilities                                                   $       355,500           $     258,300
          Venturers' capital                                                          2,484,600               1,546,500
                                                                                ---------------           -------------
                                                                                $     2,840,100           $   1,804,800
                                                                                ===============           =============





              *As presented in the audited financial statements._

                        ENSTAR INCOME PROGRAM IV-3, L.P.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONCLUDED)

              ===================================================


ENSTAR CABLE OF MACOUPIN COUNTY

                                                                                                Unaudited
                                                                                   -----------------------------------
                                                                                           Three months ended
                                                                                                 June 30,
                                                                                   -----------------------------------
                                                                                        1995                  1996
                                                                                   -------------          ------------
          REVENUES                                                                 $     406,200          $    444,800
                                                                                   -------------          ------------
          OPERATING EXPENSES:
            Service costs                                                                113,700               142,100
            General and administrative expenses                                           38,300                35,000
            General Partner management fees and reimbursed expenses                       55,900                60,500
            Depreciation and amortization                                                159,400               153,200
                                                                                   -------------          ------------
                                                                                         367,300               390,800
                                                                                   -------------          ------------
          OPERATING INCOME                                                                38,900                54,000
          OTHER INCOME (EXPENSE):
            Interest income                                                                9,000                 3,700
            Interest expense                                                              (1,600)               (2,700)
            Gain on sale of assets                                                          -                      600
                                                                                   -------------          ------------
          NET INCOME                                                                 $    46,300          $     55,600
                                                                                   =============          ============

                                                                                                Unaudited
                                                                                   -----------------------------------
                                                                                             Six months ended
                                                                                                 June 30,
                                                                                   -----------------------------------
                                                                                        1995                  1996
                                                                                   -------------          ------------
          REVENUES                                                                 $     805,300          $    870,000
                                                                                   -------------          ------------
          OPERATING EXPENSES:
            Service costs                                                                239,600               271,700
            General and administrative expenses                                           70,900                76,300
            General Partner management fees and reimbursed expenses                      111,200               114,800
            Depreciation and amortization                                                321,700               305,000
                                                                                   -------------          ------------
                                                                                         743,400               767,800
                                                                                   -------------          ------------
          OPERATING INCOME                                                                61,900               102,200

          INTEREST INCOME (EXPENSE):
            Interest income                                                               15,900                13,100
            Interest expense                                                              (2,500)               (3,800)
            Gain on sale of assets                                                          -                      600
                                                                                   -------------          ------------
          NET INCOME                                                                 $    75,300          $    112,100
                                                                                   =============          ============

                                       ENSTAR INCOME PROGRAM IV-3, L.P.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, in accordance with policy decisions by the Federal Communications Commission (the "FCC"), the Partnership will increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         The Partnership's revenues increased from $578,100 to $599,500, or by 3.7%, and from $1,150,300 to $1,183,800, or by 2.9%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $21,400 increase in revenues for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $39,000 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter in each of 1995 and 1996, partially offset by a $17,700 decrease as a result of a reduction in the number of subscriptions for service. Of the $33,500 increase in revenues for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $70,000 was due to increases in regulated service rates that were implemented by the Partnership as discussed above and $1,400 resulted from increases in other revenue producing items, partially offset by a $38,000 decrease as a result of a reduction in the number of subscriptions for service. As of June 30, 1996, the Partnership had approximately 6,200 homes subscribing to cable service and 2,300 premium service units.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

         Service costs decreased from $219,700 to $204,300, or by 7.0%, and decreased from $433,800 to $391,300, or by 9.8%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $15,400 decrease in service costs for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $10,000 was due to an increase in capitalization of labor and overhead expense due to a greater number of capital projects, $5,900 was due to a decrease in personnel costs, $5,500 was due to a decrease in franchise fees and $3,600 was due to a decrease in property taxes. These decreases were partially offset by a $3,800 increase in repair and maintenance expense and a $2,200 increase in programming fees charged by program suppliers. Of the $42,500 decrease in service costs for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $21,200 was due to an increase in capitalization of labor and overhead expense due to a greater number of capital projects, $17,900 was due to a decrease in personnel costs, $3,600 was due to a decrease in property taxes and $2,100 was due to a decrease in franchise fees. These decreases were partially offset by a $2,500 increase in system power costs.

         General and administrative expenses increased from $78,900 to $108,800, or by 37.9%, and from $146,200 to $204,600, or by 40.0%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $29,900 increase for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $22,300 was due to higher insurance premiums, $4,100 was due to expenses allocated by an affiliate of the General Partner (for operational management services) and $4,100 was due to an increase in personnel costs. These increases were partially offset by a $4,000 decrease in professional fees and a $2,700 increase in capitalization of labor and overhead expense. Of the $58,400 increase for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $30,800 was due to higher insurance premiums, $11,600 was due to an increase in personnel costs, $8,800 was due to expenses allocated by an affiliate of the General Partner (for operational management services), $4,800 was due to increases in bad debt expense and $4,500 was due to an increase in marketing expense. These increases were partially offset by a $2,700 increase in capitalization of labor and overhead expense and a $2,600 decrease in professional fees.

         Management fees and reimbursed expenses increased from $72,600 to $81,700, or by 12.5%, and from $144,900 to $153,000, or by 5.6%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Reimbursable expenses increased by $8,000 and $6,400 for the three and six months ended June 30, 1996 from the corresponding 1995 periods, primarily due to higher allocated personnel costs, rent expense and professional fees. Management fees increased by $1,100 and $1,700 for the three and six months ended June 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

         Depreciation and amortization expense increased from $181,700 to $186,800, or by 2.8%, and from $357,300 to $363,900, or by 1.9%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 due to asset additions related to the upgrade of the Partnership's plant.

         Operating income decreased from $25,200 to $17,900, or by 29.0%, and increased from $68,100 to $71,000, or by 4.3%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. The $7,300 decrease for the three months ended June 30, 1996 was primarily due to

                        ENSTAR INCOME PROGRAM IV-3, L.P.

increases in general and administrative expenses while the $2,900 increase for the six month period was principally due to increases in revenues and decreases in service costs as described above.

         Interest income decreased from $6,900 to $6,300, or by 8.7%, and from $13,700 to $13,300, or by 2.9%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 due to lower interest rates earned on invested funds.

         Interest expense decreased from $16,000 to $5,300, or by 66.9%, and from $30,900 to $14,400, or by 53.4%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 due to the repayment of the note payable in February 1996.

         DISTRIBUTIONS TO PARTNERS

         The Partnership distributed $125,900 and $251,900 to its partners during the three and six months ended June 30, 1996. The Joint Venture distributed $150,000 and $350,000 to the Partnership during the three and six months ended June 30, 1996.

         THE MACOUPIN JOINT VENTURE

         The Joint Venture's revenues increased from $406,200 to $444,800, or by 9.5%, and from $805,300 to $870,000, or by 8.0%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $38,600 increase in revenues for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $32,800 was due to increases in regulated service rates that were implemented by the Partnership in each of April 1995 and 1996 and $7,700 resulted from increases in advertising sales and other revenue producing items. These increases were partially offset by a $1,900 decrease as a result of a reduction in the number of subscriptions for service. Of the $64,700 increase in revenues for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $57,400 was due to increases in regulated service rates that were implemented by the Partnership as discussed above and $10,200 resulted from increases in advertising sales and other revenue producing items. These increases were partially offset by a $2,900 decrease as a result of a reduction in the number of subscriptions for service. As of June 30, 1996, the Joint Venture had approximately 4,500 homes subscribing to cable service and 2,100 premium service units.

         Service costs increased from $113,700 to $142,100, or by 25.0%, and from $239,600 to $271,700, or by 13.4%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $28,400 increase in service costs for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $28,900 was due to an increase in copyright fees and $9,900 was due an increase in personnel costs. These increases were partially offset by an increase of $14,800 in capitalization of labor and overhead expense due to a greater number of capital projects during the quarter ended June 30, 1996. Of the $32,100 increase in service costs for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $28,800 was due to an increase in copyright fees, $14,300 was due to an

                        ENSTAR INCOME PROGRAM IV-3, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

increase in personnel costs and $7,300 was due to an increase in programming fees charged by program suppliers (including primary satellite fees). These increases were partially offset by an increase of $21,000 in capitalization of labor and overhead expense due to a greater number of capital projects during the six month period.

         General and administrative expenses decreased from $38,300 to $35,000, or by 8.6%, and increased from $70,900 to $76,300, or by 7.6%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $3,300 decrease for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $5,300 was due to an increase in capitalization of labor and overhead expense, $2,800 was due to a decrease in customer billing expense, $2,300 was due to a decrease in postage and messenger expense and $2,100 was due to a decrease in bad debt expense. These decreases were partially offset by a $4,400 increase in marketing expense, a $2,100 increase in re-regulation expense and a $1,700 increase in personnel costs. Of the $5,400 increase for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $5,500 was due to an increase in marketing expense, $3,800 was due to an increase in personnel costs, $1,900 was due to an increase in bad debt expense and $1,500 was due to an increase in advertising sales expense. These increases were partially offset by a $5,400 increase in capitalization of labor and overhead expense and a $2,600 decrease in postage and messenger expense.

         Management fees and reimbursed expenses increased from $55,900 to $60,500, or by 8.2%, and from $111,200 to $114,800, or by 3.2%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Reimbursable expenses increased by $2,700 and by $400 for the three and six months ended June 30, 1996 from the corresponding 1995 periods, primarily due to higher allocated personnel costs, rent expense and professional fees. Management fees increased by $1,900 and $3,200 for the three and six months ended June 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased from $159,400 to $153,200, or by 3.9%, and from $321,700 to $305,000, or by 5.2%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $38,900 to $54,000, or by 38.8%, and from $61,900 to $102,200, or by 65.1%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 principally due to decreased depreciation and amortization and increased revenues as described above.

         Interest income, net of interest expense, decreased from $7,400 to $1,000, or by 86.5%, and from $13,400 to $9,300, or by 30.6%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 due to lower average cash balances available for investment.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 48.8% to 46.6% and from 47.6% to 46.8% for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. EBITDA increased from $198,300 to $207,200, or by 4.5%, and from $383,600 to $407,200, or by 6.2%, for the three and six months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to increased revenues as described above.

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

         The Partnership paid distributions totaling $125,900 and $251,900 during the three and six months ended March 31, 1996. However, there can be no assurances regarding the level, timing or continuation of future distributions beyond 1996.

         On February 9, 1996, the Partnership repaid the balance of $383,200 on its $1,000,000 revolving bank credit facility, which terminated the facility.

         SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Operating activities provided $123,700 less cash in the six months ended June 30, 1996 as compared with the prior year period, primarily due to a $171,700 increase in cash used to pay liabilities owed to the General Partner and third-party creditors in the 1996 period. This was offset by an increase in the Partnership's net income of $26,600 after adding back non-cash items consisting of depreciation, amortization and equity in net income of Joint Venture. Cash used in accounts receivable and prepaid expenses decreased $21,400.

         Investing activities provided net cash of $173,700 in the six months ended June 30, 1996 as compared with the prior year period when investing activities used net cash totaling $59,100. The change was due to a $350,000 increase in distributions from the Joint Venture and an $8,200 decrease in expenditures for intangible assets, offset by a $125,400 increase in capital expenditures. Cash used in financing activities used $383,200 more cash during the six months ended June 30, 1996 than in the comparable six months of 1995 due to the repayment of the revolving bank credit facility.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 35.8% to 34.2% and from 37.0% to 36.7% for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. The decrease was primarily caused by increases in general and administrative expenses as described above. EBITDA decreased from $206,900 to $204,700, or by 1.1%, for the three months ended June 30, 1996 as compared to the corresponding period in 1995 and increased from $425,400 to $434,900, or by 2.2%, for the six months ended June 30, 1996 as compared to the corresponding period in 1995.


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



                                        By: ENSTAR COMMUNICATIONS CORPORATION
                                            General Partner





Date: August 7, 1996                    By:   /s/ Michael K. Menerey
                                              -------------------------------
                                              Michael K. Menerey,
                                              Chief Financial Officer