Form 10-Q
period 1996-09-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 1996-11-13
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

                        Commission file number   0-15686

                       Enstar Income Program IV-3, L.P.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Georgia                                        58-1648320
-------------------------------            ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA      90024
  -----------------------------------------------------    ----------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (310) 824-9990


         FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No _____

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS



                                                                            December 31,           September 30,
                                                                                1995*                  1996
                                                                            ------------           -------------
                                                                                                    (unaudited)
 ASSETS:

         Cash and cash equivalents                                           $  942,400             $  565,500
         Receivables, less allowance of $9,300
         and $3,200 for possible losses                                          27,300                 22,900
 Prepaid expenses and other                                                      22,200                 28,600
         Equity in net assets of joint venture                                  828,100                549,500
         Property, plant and equipment, less accumulated depreciation
         and amortization of $4,143,400 and $4,486,400                        1,539,700              1,525,400
         Franchise cost, net of accumulated
         amortization of $1,662,200 and $1,803,500                              902,500                761,300
 Deferred loan costs and other, net                                              31,600                  9,900
                                                                             ----------             ----------
                                                                             $4,293,800             $3,463,100
                                                                             ==========             ==========

                                      LIABILITIES AND PARTNERSHIP CAPITAL

 LIABILITIES:
 Accounts payable                                                            $  503,600             $  219,200
 Due to affiliates                                                              247,600                240,400
 Note payable                                                                   383,200                      -
                                                                             ----------             ----------
                       TOTAL LIABILITIES                                      1,134,400                459,600
                                                                             ----------             ----------
 COMMITMENTS AND CONTINGENCIES

 PARTNERSHIP CAPITAL (DEFICIT):
 General partners                                                               (51,700)               (53,300)
 Limited partners                                                             3,211,100              3,056,800
                                                                             ----------             ----------
                       TOTAL PARTNERSHIP CAPITAL                              3,159,400              3,003,500
                                                                             ----------             ----------
                                                                             $4,293,800             $3,463,100
                                                                             ==========             ==========



               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS



                                                                                      Unaudited
                                                                          ---------------------------------
                                                                                  Three months ended
                                                                                     September 30,
                                                                          ---------------------------------
                                                                            1995                     1996
                                                                          --------                 --------
 REVENUES                                                                 $581,300                 $613,700
                                                                          --------                 --------
 OPERATING EXPENSES:
   Service costs                                                           179,000                  190,300
   General and administrative expenses                                      73,100                   73,300
   General Partner management fees
     and reimbursed expenses                                                78,300                   84,500
   Depreciation and amortization                                           174,800                  171,600
                                                                          --------                 --------
                                                                           505,200                  519,700
                                                                          --------                 --------
 OPERATING INCOME                                                           76,100                   94,000
                                                                          --------                 --------
 OTHER INCOME (EXPENSE):
   Interest income                                                           8,000                    5,600
   Interest expense                                                        (15,500)                 (14,200)
   Loss on sale of cable assets                                                  -                   (5,700)
                                                                          --------                 --------
                                                                            (7,500)                 (14,300)
                                                                          --------                 --------
 INCOME BEFORE EQUITY IN NET
    INCOME OF JOINT VENTURE                                                 68,600                   79,700

 EQUITY IN NET INCOME
   OF JOINT VENTURE                                                         17,200                   33,900
                                                                          --------                 --------
 NET INCOME                                                               $ 85,800                 $113,600
                                                                          ========                 ========

 NET INCOME PER UNIT OF
   LIMITED PARTNERSHIP INTEREST                                           $   2.13                 $   2.82
                                                                          ========                 ========
 AVERAGE LIMITED PARTNERSHIP
 UNITS OUTSTANDING DURING PERIOD                                            39,900                   39,900
                                                                          ========                 ========




           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS



                                                                                       Unaudited
                                                                          -----------------------------------
                                                                                   Nine months ended
                                                                                      September 30,
                                                                          -----------------------------------
                                                                             1995                     1996
                                                                          ----------               ----------
 REVENUES                                                                 $1,731,600               $1,797,500
                                                                          ----------               ----------
 OPERATING EXPENSES:
   Service costs                                                             612,800                  581,600
   General and administrative expenses                                       219,300                  277,900
   General Partner management fees
     and reimbursed expenses                                                 223,200                  237,500
   Depreciation and amortization                                             532,100                  535,500
                                                                          ----------               ----------
                                                                           1,587,400                1,632,500
                                                                          ----------               ----------
 OPERATING INCOME                                                            144,200                  165,000
                                                                          ----------               ----------
 OTHER INCOME (EXPENSE):
   Interest income                                                            21,700                   18,900
   Interest expense                                                          (46,400)                 (28,600)
   Loss on sale of cable assets                                                    -                   (4,700)
                                                                          ----------               ----------
                                                                             (24,700)                 (14,400)
                                                                          ----------               ----------
 INCOME BEFORE EQUITY IN NET
    INCOME OF JOINT VENTURE                                                  119,500                  150,600

 EQUITY IN NET INCOME
   OF JOINT VENTURE                                                           42,300                   71,300
                                                                          ----------               ----------
 NET INCOME                                                               $  161,800               $  221,900
                                                                          ==========               ==========

 NET INCOME PER UNIT OF
   LIMITED PARTNERSHIP INTEREST                                           $     4.01               $     5.51
                                                                          ==========               ==========
 AVERAGE LIMITED PARTNERSHIP
 UNITS OUTSTANDING DURING PERIOD                                              39,900                   39,900
                                                                          ==========               ==========




           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                     Unaudited
                                                                          ---------------------------------
                                                                                 Nine months ended
                                                                                    September 30,
                                                                          ---------------------------------
                                                                            1995                     1996
                                                                          --------                 --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $161,800                 $221,900
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in net income of Joint Venture                                  (42,300)                 (71,400)
    Depreciation and amortization                                          532,100                  535,500
    Amortization of deferred loan costs                                      8,200                   17,400
    Loss on sale of cable assets                                                 -                    4,700
    Decrease from changes in:
    Accounts receivable and prepaid expenses                               (19,400)                  (2,000)
    Accounts payable and due to affiliates                                 107,400                 (291,600)
                                                                          --------                 --------
     Net cash provided by operating activities                             747,800                  414,500
                                                                          --------                 --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (92,800)                (374,500)
    Proceeds from sale of cable assets                                           -                    1,500
    Increase in intangible assets                                          (18,100)                  (7,400)
    Distributions from Joint Venture                                             -                  350,000
                                                                          --------                 --------
    Net cash used in investing activities                                 (110,900)                 (30,400)
                                                                          --------                 --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of debt                                                           -                 (383,200)
    Distributions to partners                                             (377,800)                (377,800)
                                                                          --------                 --------
    Net cash used in financing activities                                 (377,800)                (761,000)
                                                                          --------                 --------
 INCREASE IN CASH AND CASH
   EQUIVALENTS                                                             259,100                  376,900

 CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                 664,900                  942,400
                                                                          --------                 --------
 CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                      $924,000                 $565,500
                                                                          ========                 ========





           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                    NOTES TO  CONDENSED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results for the entire year.


2.       TRANSACTIONS WITH THE CORPORATE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $30,700 and $89,900 for the three and nine months ended September 30, 1996.

         In addition to the monthly management fees described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $53,800 and $147,600 for the three and nine months ended September 30, 1996.

         The Manager has entered into an identical agreement with Enstar Cable of Macoupin County, a Georgia General Partnership, of which the Partnership is a co-partner (the "Macoupin Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin County Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Macoupin Joint Venture, and there is no duplication of reimbursed expenses and costs of the Manager. The Macoupin Joint Venture paid the Manager management fees of approximately $18,600 and $53,400 and reimbursement of expenses of $40,800 and $112,100 under its management agreement for the three and nine months ended September 30, 1996. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $4,600 and $13,300 in respect of its 1% special interest during the three and nine months ended September 30, 1996. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)


2.       TRANSACTIONS WITH THE CORPORATE GENERAL PARTNER AND AFFILIATES
         (CONCLUDED)

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership approximated $500 and $12,000 for these costs in the three and nine months ended September 30, 1996. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership and the Macoupin Joint Venture. In turn, the affiliate charges the Partnership and the Joint Venture for these costs based on an estimate of what the entities could negotiate for such programming on a stand-alone basis. The Partnership paid the affiliate $131,900 and $268,800 and the Macoupin Joint Venture paid the affiliate $101,900 and $290,700 for these programming services for the three and nine months ended September 30, 1996. Programming fees are included in service costs in the statements of operations for the three and nine months ended September 30, 1996 and 1995.


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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (CONTINUED)


5.       EQUITY IN NET ASSETS OF JOINT VENTURE

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) owns one third (1/3) of Enstar Cable of Macoupin County (the "Macoupin Joint Venture"). Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of September 30, 1996 and December 31, 1995 and the results of its operations for the three and nine months ended September 30, 1996 and 1995 have been included. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results for the entire year.


                                                                      December 31,              September 30,
                                                                          1995*                     1996
                                                                      ------------              -------------
                                                                                                 (unaudited)
 Current assets                                                        $1,110,000                $  429,700
 Investment in cable television
     properties, net                                                    1,722,800                 1,539,900
 Other assets                                                               7,300                     6,500
                                                                       ----------                ----------
                                                                       $2,840,100                $1,976,100
                                                                       ==========                ==========

 Current liabilities                                                   $  355,500                $  327,700
 Venturers' capital                                                     2,484,600                 1,648,400
                                                                       ----------                ----------
                                                                       $2,840,100                $1,976,100
                                                                       ==========                ==========



              *As presented in the audited financial statements._

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)

ENSTAR CABLE OF MACOUPIN COUNTY

                                                                                     Unaudited
                                                                             --------------------------
                                                                                 Three months ended
                                                                                   September 30,
                                                                             --------------------------
                                                                             1995                  1996
                                                                             ----                  ----
 REVENUES                                                                 $  422,100            $  463,900
                                                                          ----------            ----------
 OPERATING EXPENSES:
         Service costs                                                       135,500               130,300
         General and administrative expenses                                  32,200                15,500
         General Partner management fees and reimbursed expenses              56,100                64,000
         Depreciation and amortization                                       155,800               152,700
                                                                          ----------            ----------
                                                                             379,600               362,500
                                                                          ----------            ----------
 OPERATING INCOME                                                             42,500               101,400
 OTHER INCOME (EXPENSE):
         Interest income                                                      10,600                 3,200
         Interest expense                                                     (1,500)               (2,700)
                                                                          ----------            ----------
 NET INCOME                                                               $   51,600            $  101,900
                                                                          ==========            ==========

                                                                                     Unaudited
                                                                             --------------------------
                                                                                 Nine months ended
                                                                                   September 30,
                                                                             --------------------------
                                                                             1995                  1996
                                                                             ----                  ----
 REVENUES                                                                 $1,227,400            $1,333,900
                                                                          ----------            ----------
 OPERATING EXPENSES:
    Service costs                                                            375,100               402,000
    General and administrative expenses                                      103,100                91,800
    General Partner management fees and reimbursed expenses                  167,300               178,800
    Depreciation and amortization                                            477,500               457,700
                                                                          ----------            ----------
                                                                           1,123,000             1,130,300
                                                                          ----------            ----------
 OPERATING INCOME                                                            104,400               203,600

 OTHER INCOME (EXPENSE):
    Interest income                                                           26,500                16,300
    Interest expense                                                          (4,000)               (6,500)
    Gain on sale of assets                                                         -                   600
                                                                          ----------            ----------
 NET INCOME                                                               $  126,900            $  214,000
                                                                          ==========            ==========

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

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         The Partnership's revenues increased from $581,300 to $613,700, or by 5.6%, and from $1,731,600 to $1,797,500, or by 3.8%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $32,400 increase in revenues for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $35,000 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter of 1996, an increase of $18,500 due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $1,300 was due an increase in other revenue producing items. These increases were partially offset by an $18,300 decrease as a result of a reduction in the number of subscriptions for service and by a $4,100 decrease in advertising sales revenue. Of the $65,900 increase in revenues for the nine months ended September 30, 1996 as compared to the corresponding period in 1995,

                        ENSTAR INCOME PROGRAM IV-3, L.P.

$105,000 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter in each of 1995 and 1996, an increase of $18,500 due to the restructuring of The Disney Channel discussed above and $9,000 resulted from increases in other revenue producing items. These increases were partially offset by a $56,300 decrease as a result of a reduction in the number of subscriptions for service and by a $10,300 decrease in advertising sales revenue. As of September 30, 1996, the Partnership had approximately 6,200 homes subscribing to cable service and 2,000 premium service units. The decrease of 270 premium units from June 30, 1996 was primarily due to approximately 230 premium units that became tier subscriptions under the restructuring discussed above.

         Service costs increased from $179,000 to $190,300, or by 6.3%, for the quarter ended September 30, 1996 and decreased from $612,800 to $581,600, or by 5.1%, for the nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $11,300 increase in service costs for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $15,400 was due to an increase in personnel costs, $8,500 was due to an increase in copyright fees and $2,100 was due to an increase in system power costs. These increases were partially offset by a $10,600 increase in capitalization of labor and overhead expense due to a greater number of capital projects during the quarter and to a $6,600 decrease in franchise fees. Of the $31,200 decrease in service costs for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $31,800 was due to an increase in capitalization of labor and overhead expense due to a greater number of capital projects, $8,700 was due to a decrease in franchise fees, $4,200 was due to a decrease in property taxes and $2,500 was due to a decrease in personnel costs. These decreases were partially offset by a $9,800 increase in copyright fees and a $4,600 increase in system power costs.

         General and administrative expenses remained relatively unchanged increasing from $73,100 to $73,300 (less than one-percent) and increased from $219,300 to $277,900, or by 26.7%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $58,600 increase for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $33,700 was due to higher insurance premiums, $12,200 was due to an increase in personnel costs, $12,100 was due to an increase in marketing expense and $8,800 was due to expenses allocated by an affiliate of the General Partner (for operational management services). These increases were partially offset by a $5,100 decrease in professional fees, a $4,600 increase in capitalization of labor and overhead expense and a $4,600 decrease in customer billing expense.

         Management fees and reimbursed expenses increased from $78,300 to $84,500, or by 7.9%, and from $223,200 to $237,500, or by 6.4%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Reimbursable expenses increased by $4,600 and $11,000 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods, primarily due to higher allocated personnel costs, professional fees and computer service expense. Management fees increased by $1,600 and $3,300 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased from $174,800 to $171,600, or by 1.8%, for the quarter ended September 30, 1996 and increased from $532,100 to $535,500 (less than one-percent) for the nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The three

                        ENSTAR INCOME PROGRAM IV-3, L.P.

month decrease was primarily due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized. The nine month increase was primarily due to asset additions related to the upgrade of the Partnership's plant.

         Operating income increased from $76,100 to $94,000, or by 23.5%, and from $144,200 to $165,000, or by 14.4%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 principally due to increased revenues as described above.

         Interest income decreased from $8,000 to $5,600, or by 30.0%, and from $21,700 to $18,900, or by 12.9%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 due to lower interest rates earned on invested funds and lower cash balances available for investment.

         Interest expense decreased from $15,500 to $14,200, or by 8.4%, and from $46,400 to $28,600, or by 38.4%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 due to the repayment of the note payable in February 1996.

         DISTRIBUTIONS TO PARTNERS

         The Partnership distributed $125,900 and $377,800 to its partners during the three and nine months ended September 30, 1996. The Joint Venture did not make any distributions during the three months and distributed $350,000 to the Partnership during the nine months ended September 30, 1996.

THE MACOUPIN JOINT VENTURE

         The Joint Venture's revenues increased from $422,100 to $463,900, or by 9.9%, and from $1,227,400 to $1,333,900, or by 8.7%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $41,800 increase in revenues for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $31,200 was due to increases in regulated service rates that were implemented by the Partnership in April 1996, an increase of $13,600 due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $7,900 resulted from increases in advertising sales and other revenue producing items. These increases were partially offset by a $10,900 decrease as a result of a reduction in the number of subscriptions for premium and tier services.
Of the $106,500 increase in revenues for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $88,600 was due to increases in regulated service rates that were implemented by the Partnership in each of April 1995 and 1996, $18,100 resulted from increases in advertising sales and other revenue producing items and an increase of $13,600 resulted from the restructuring of The Disney Channel discussed above. These increases were partially offset by a $13,800 decrease as a result of a reduction in the number of subscriptions for premium and tier services. As of September 30, 1996, the Joint Venture had approximately 4,500 homes subscribing to cable service and 1,800 premium service units. The decrease of 240 premium units from June 30, 1996 was primarily due to approximately 220 premium units that became tier subscriptions under the restructuring discussed above.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

         Service costs decreased from $135,500 to $130,300, or by 3.9%, for the quarter ended September 30, 1996 and increased from $375,100 to $402,000, or by 7.2%, for the nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $5,200 decrease in service costs for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $12,600 was due to a decrease in copyright fees and $10,700 was due to an increase in capitalization of labor and overhead expense due to a greater number of capital projects during the quarter ended September 30, 1996. These decreases were partially offset by an increase of $10,100 in programming fees charged by program suppliers (including primary satellite fees) and a $3,700 increase in personnel costs. Of the $26,900 increase in service costs for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $18,000 was due to an increase in personnel costs, $17,400 was due to an increase in programming fees and $16,200 was due to an increase in copyright fees. These increases were partially offset by an increase of $31,700 in capitalization of labor and overhead expense due to a greater number of capital projects during the nine month period. The increases in programming fees during the three and nine months ended September 30, 1996 included a $3,600 increase due to the restructuring of The Disney Channel discussed above.

         General and administrative expenses decreased from $32,200 to $15,500, or by 51.9%, and from $103,100 to $91,800, or by 11.0%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $16,700 decrease for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $12,300 was due to lower insurance premiums, $10,400 was due to an increase in capitalization of labor and overhead expense and $3,200 was due to a decrease in personnel costs. These decreases were partially offset by a $9,400 increase in marketing expense. Of the $11,300 decrease for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $15,800 was due to an increase in capitalization of labor and overhead expense, $13,200 was due to lower insurance premiums and $3,400 was due to a decrease in postage and messenger expense. These decreases were partially offset by a $14,900 increase in marketing expense, a $2,500 increase in re-regulation costs and a $2,300
increase in advertising sales expense.     Management fees and reimbursed
expenses increased from $56,100 to $64,000, or by 14.1%, and from $167,300 to $178,800, or by 6.9%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Reimbursable expenses increased by $5,800 and by $6,200 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods, primarily due to higher allocated personnel costs, professional fees and computer service expense. Management fees increased by $2,100 and $5,300 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

         Management fees and reimbursed expenses increased from $56,100 to $64,000, or by 14.1%, and from $167,300 to $178,800, or by 6.9%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Reimbursable expenses increased by $5,800 and by $6,200 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods, primarily due to higher allocated personnel costs, professional fees and computer service expense. Management fees increased by $2,100 and $5,300 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

RESULTS OF OPERTIONS (Concluded)

         Depreciation and amortization expense decreased from $155,800 to $152,700, or by 2.0%, and from $477,500 to $457,700, or by 4.2%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $42,500 to $101,400, or by 138%, and from $104,400 to $203,600, or by 95%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 principally due to decreased depreciation and amortization and increased revenues as described above.

         Interest income, net of interest expense, decreased from $9,100 to $500, or by 94.5%, and from $22,500 to $9,800, or by 56.4%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 due to lower average cash balances available for investment.

         The Joint Venture's operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 47.0% to 54.8% and from 47.4% to 49.6% for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. EBITDA increased from $198,300 to $254,100, or by 28.1%, and from $581,900 to $661,300, or by 13.6%, for the three and nine months ended September 30, 1996 as compared to the corresponding period in 1995 primarily due to increased revenues and decreased general and administrative expense as described above.


LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

         The Partnership's primary objective, having invested its net offering proceeds in cable systems and the Joint Venture, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable television systems. The Partnership has budgeted 1996 capital expenditures of $1,441,000, which include costs of $978,000 for completing the rebuild in the community of Shelbyville, Illinois. Additionally, the Joint Venture has budgeted 1996 capital expenditures totaling $348,700, including its $301,800 share of the $905,300 rebuild in the community of Auburn, Illinois which is expected to be completed by year end.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

LIQUIDITY AND CAPITAL RESOURCES (Concluded)

         The Partnership paid distributions totaling $125,900 and $377,800 during the three and nine months ended September 31, 1996. However, there can be no assurances regarding the level, timing or continuation of future distributions beyond 1996.

         On February 9, 1996, the Partnership repaid the balance of $383,200 on its $1,000,000 revolving bank credit facility, which terminated the facility.

         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Operating activities provided $333,300 less cash in the nine months ended September 30, 1996 as compared with the prior year period, primarily due to a $399,000 increase in cash used to pay liabilities owed to the General Partner and third-party creditors in the 1996 period. This was offset by an increase in the Partnership's net income of $48,300 after adding back non-cash items consisting of depreciation, amortization, loss on sale of cable assets and equity in net income of Joint Venture. Cash used in accounts receivable and prepaid expenses decreased $17,400.

         The Partnership used $80,500 less cash in investing activities in the nine months ended September 30, 1996 as compared with the prior year period due to a $350,000 increase in distributions from the Joint Venture, a $10,700 decrease in expenditures for intangible assets, offset by a $281,700 increase in capital expenditures. Cash used in financing activities used $383,200 more cash during the nine months ended September 30, 1996 than in the comparable nine months of 1995 due to the repayment of the revolving bank credit facility.

         The Partnership's operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 43.2% to 43.3% for the three months and decreased from 39.1% to 39.0% for the nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The three month increase was primarily caused by increases in revenues as described above while the nine month decrease was primarily caused by increases in general and administrative expenses as described above. EBITDA increased from $250,900 to $265,600, or by 5.9%, for the three months ended September 30, 1996 as compared to the corresponding period in 1995 and increased from $676,300 to $700,500, or by 3.6%, for the nine months ended September 30, 1996 as compared to the corresponding period in 1995.


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


                                  By: ENSTAR COMMUNICATIONS CORPORATION
                                      General Partner





Date:  November 12, 1996          By: /s/ Michael K. Menerey
                                      -------------------------------
                                      Michael K. Menerey,
                                      Chief Financial Officer