Form 10-K405
period 1996-12-31
ENSTAR INCOME PROGRAM IV-3 L P
filed 1997-03-28
CIK 783765

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to__________
    Commission File Number 0-15686

                        ENSTAR INCOME PROGRAM IV-3, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           GEORGIA                                         58-1648320
-------------------------------                 -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

10900 WILSHIRE BOULEVARD - 15TH FLOOR
    LOS ANGELES, CALIFORNIA                                  90024
-------------------------------                 -------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:            (310) 824-9990
                                                             ------------------

Securities registered pursuant to Section 12 (b) of the Act:       NONE

Securities registered pursuant to Section 12 (g) of the Act:

                                                     Name of each exchange
        Title of each Class                           on which registered
      -----------------------                       -----------------------
UNITS OF LIMITED PARTNERSHIP INTEREST                        NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.       Yes    X   No
                                                     ----     ----
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


===============================================================================

                   The Exhibit Index is located at Page E-1.

                                     PART I

ITEM 1.          BUSINESS

INTRODUCTION

         Enstar Income Program IV-3, L.P., a Georgia limited partnership (the "Partnership"), is engaged in the ownership, operation and development, and, when appropriate, sale or other disposition, of cable television systems in small to medium-sized communities. The Partnership was formed on November 4, 1985. The general partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner"), and Robert T. Graff, Jr. (the "Individual General Partner" and, together with the Corporate General Partner, the "General Partners"). On September 30, 1988, ownership of the Corporate General Partner was acquired by Falcon Cablevision, a California limited partnership that has been engaged in the ownership and operation of cable television systems since 1984 ("Falcon Cablevision"). The general partner of Falcon Cablevision is Falcon Holding Group, L.P. ("FHGLP"), which provides certain management services to the Partnership. The general partner of FHGLP is Falcon Holding Group, Inc., a California corporation ("FHGI"). See Item 13., "Certain Relationships and Related Transactions." The General Partner, FHGLP and affiliated companies are responsible for the day to day management of the Partnership and its operations. See "Employees" below.

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

         The Partnership's cable television systems (the "systems") offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network, independent and educational stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WTBS and WGN), various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN, Turner Network Television ("TNT") and The Disney Channel), programming originated locally by the cable television system (such as public, educational and governmental access programs) and informational displays featuring news, weather, stock market and financial reports and public service announcements.
A number of the satellite services are also offered in certain packages. For an extra monthly charge, the systems also offer "premium" television services to their customers. These services (such as Home Box Office ("HBO"), Showtime, The Disney Channel and selected regional sports networks) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

         A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the systems. In addition to customer revenues, the systems receive revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. The systems also offer to their customers home shopping services, which pay the systems a share of revenues from sales of products in the systems' service areas, in addition to paying the systems a separate fee in return for carrying their shopping service. Certain other new channels have also recently offered the cable systems managed by FHGLP, including those of the Partnership, fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Partnership's management cannot predict the impact of such potential payments on the Partnership's business. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

         The Chief Executive Officer of FHGLP is Marc B. Nathanson. Mr. Nathanson has managed FHGLP or its predecessors since 1975. Mr. Nathanson is a veteran of more than 27 years in the cable industry and, prior to forming FHGLP's predecessors, held several key executive positions with some of the nation's largest cable television companies. The principal executive offices of the Partnership, the Corporate General Partner and FHGLP are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990. See Item 10., "Directors and Executive Officers of the Registrant."

BUSINESS STRATEGY

         Historically, the Partnership has followed a systematic approach to acquiring, operating and developing cable television systems based on the primary goal of increasing operating cash flow while maintaining the quality of services offered by its cable television systems. The Partnership's business strategy has focused on serving small to medium-sized communities. The Partnership believes that given a similar technical profile, its cable television systems generally involve less risk of increased competition than systems in large urban cities. Cable television service is necessary in many of the Partnership's markets to receive a wide variety of television signals. In addition, these markets typically offer fewer competing entertainment alternatives than large cities. As a result, the Partnership's cable television systems generally have a more stable customer base than systems in large cities. The Partnership believes that, in comparison to urban systems, its cable television systems also generally have lower labor, operating and system construction costs. See "Competition."

         Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") by the Federal Communications Commission (the "FCC") has had a negative impact on the Partnership's revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Clustering

         The Partnership has sought to acquire cable television operations in communities that are proximate to other systems in order to achieve the economies of scale and operating efficiencies associated with regional "clusters." The Partnership believes clustering can reduce marketing and personnel costs and can also reduce capital expenditures in cases where cable service can be delivered through a central headend reception facility.

         Capital Expenditures

         As noted in "Technological Developments," a number of the Partnership's systems and all of the Joint Venture's systems have no available channel capacity with which to add new channels or to further expand their use of pay-per-view offerings to customers. As a result, significant amounts of capital for future upgrades will be required in order to increase available channel capacity, improve quality of service and facilitate the expansion of new services such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, as well as possible new services such as video games, video-on-demand and other interactive applications, so that the systems remain competitive within the industry. In addition to these potential revenue opportunities, plant upgrades will enhance picture quality and system reliability, reduce operating costs and improve overall customer satisfaction.

         The Partnership's systems have an average channel capacity of 60 and 39 with 70% and 100% of the channel capacity utilized at December 31, 1996. The Joint Venture's systems had an average channel capacity of 38 which was fully utilized at December 31, 1996.

         The Partnership's management has selected a technical standard that incorporates a 750 MHz fiber to the feeder architecture for the majority of all its systems that are to be rebuilt. A system built to a 750 MHz standard can provide approximately 95 channels of analog service. Such a system will also permit the introduction of high speed data transmission and telephony services in the future after incurring incremental capital expenditures related to these services.

         The Partnership is required to rebuild one of its Illinois cable systems at an estimated total cost of $1,038,000 as a condition of its franchise agreement. Construction began in the second quarter of 1996 and was completed in March 1997. Rebuild capital expenditures in 1996 were approximately $684,000 and the Partnership budgeted additional expenditures of $354,000 in 1997 to complete the project. The Partnership is also rebuilding portions of its cable systems in surrounding communities at an estimated total additional cost of $191,000, which includes budgeted expenditures of approximately $65,000 in 1997. Other capital expenditures budgeted for 1997 include approximately $285,200 for the upgrade of other assets. Similarly, the Joint Venture is required to rebuild one of its Illinois cable systems as a condition of its franchise agreement. Construction began in July 1996 and is expected to be completed by June 30, 1997. Capital expenditures related to the rebuild approximated $226,000 in 1996 with additional construction costs of $153,000 projected for 1997. The Joint Venture is also rebuilding portions of its plant in surrounding communities at an estimated total additional cost of approximately $770,000, which includes expenditures of approximately $310,000 in 1997 to complete the rebuild. The Joint Venture's capital expenditures budget for 1997 also includes $217,700 for the upgrade of other assets.

         As discussed in prior reports, the Partnership and Joint Venture postponed a number of rebuild and upgrade projects that were planned for 1994 and 1995 because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Partnership's business and access to capital. As a result, the Partnership's and Joint Venture's systems will be significantly less technically advanced than had been expected prior to the implementation of reregulation. The Partnership believes that the delays in upgrading its and the Joint Venture's systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         Decentralized Management

         The Corporate General Partner manages the Partnership's and Joint Venture's systems on a decentralized basis. The Corporate General Partner believes that its decentralized management structure, by enhancing management presence at the system level, increases its sensitivity to the needs of its customers, enhances the effectiveness of its customer service efforts, eliminates the need for maintaining a large centralized corporate staff and facilitates the maintenance of good relations with local governmental authorities.

         Marketing

         The Partnership has made substantial changes in the way in which it packages and sells its services and equipment in the course of its implementation of the FCC's rate regulations promulgated under the 1992 Cable Act. Historically, the Partnership had offered programming packages in its systems. These packages combined services at a lower rate than the aggregate rates for such services purchased individually on an "a la carte" basis. The new rules require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. On November 10, 1994, the FCC announced the adoption of further significant amendments to its rules. One amendment allows cable operators to create new tiers of program services which the FCC has chosen to exclude from rate regulation, so long as the programming is new to the system. However, in applying this new policy to packages such as those already offered by the Partnership and numerous other cable operators, the FCC decided that where only a few services were moved from regulated tiers to a non-premium "new product tier" package, the package will be treated as if it were a tier of new program services as discussed above. Substantially all of the new product tier packages offered by the Partnership have received this desirable treatment. In addition, the FCC decided that discounted packages of non-premium programming services will be subject to rate regulation in the future. These amendments to the FCC's rules have allowed the Partnership to resume its core marketing strategy and reintroduce programmed service packaging. As a result, in addition to the basic service package, customers in substantially all of the systems may purchase an expanded group of regulated services, additional unregulated packages of satellite-delivered services and premium services on either an a la carte or a discounted packaged basis. See "Legislation and Regulation."

         The Partnership has employed a variety of targeted marketing techniques to attract new customers by focusing on delivering value, choice, convenience and quality. The Partnership employs direct mail, radio and local newspaper advertising, telemarketing and door-to-door selling utilizing demographic "cluster codes" to target specific messages to target audiences. In certain systems, the Partnership offers discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. The Partnership also has a coordinated strategy for retaining customers that includes televised retention advertising that reinforces the value associated with the initial decision to subscribe and that encourages customers to purchase higher service levels.

         Customer Service and Community Relations

         The Partnership places a strong emphasis on customer service and community relations and believes that success in these areas is critical to its business. The Partnership has developed and implemented a wide range of monthly internal training programs for its employees, including its regional managers, that focus on the Partnership's operations and employee interaction with customers. The effectiveness of the Partnership's training program as it relates to the employees' interaction with customers is monitored on an ongoing basis, and a portion of the regional managers' compensation is tied to achieving customer service targets. The Partnership conducts an extensive customer survey on a periodic basis and uses the information in its efforts to enhance service and better address the needs of its customers. In addition, the Partnership is participating in the industry's Customer Service Initiative which emphasizes an on-time guarantee program for service and installation appointments. The Partnership's corporate executives and regional managers lead the Partnership's involvement in a number of programs benefiting the communities the Partnership serves, including, among others, Cable in the Classroom, Drug Awareness, Holiday Toy Drive and the Cystic Fibrosis Foundation. Cable in the Classroom is the cable television industry's public service initiative to enrich education through the use of commercial-free cable programming. In addition, a monthly publication, Cable in the Classroom magazine provides educational program listings by curriculum area, as well as feature articles on how teachers across the country use the programs.

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

        The table below sets forth certain operating statistics for the Partnership's and the Joint Venture's cable systems as of December 31, 1996.

                                                                                                         Average
                                                                                                         Revenue
                                           Homes                                                         Per Home
                                         Subscribing                      Premium                       Subscribing
                             Homes        to Cable         Basic          Service         Premium         to Cable
 System                    Passed(1)      Service       Penetration(2)    Units(3)     Penetration(4)    Service(5)   Subscribers(6)
 ------                    -------        --------      -------------     -------       ------------       -------    -------------
 Enstar Income
  Program IV-3 L.P.:

 Shelbyville, IL           4,504           3,848            85.4%           1,179         30.6%         $  47.00         5,294

 Fulton, KY                4,067           2,324            57.1%             816         35.1%         $  35.07         3,286
                           -----           -----                            -----                                        -----
 Total                     8,571           6,172            72.0%           1,995         32.3%         $  41.49         8,580
                           =====           =====                            =====                                        =====

 Enstar Cable of
 Macoupin County:

   Macoupin, IL            6,483           4,463            68.8%           1,776         39.8%         $  35.28        4,889

__________________________________

         (1) Homes passed refers to estimates by the Partnership and Joint Venture of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

         (2) Homes subscribing to cable service as a percentage of homes passed by cable.

         (3) Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee. Prior to July 1, 1996, The Disney Channel was offered as a premium service. Effective July 1, 1996, it was offered as part of an unregulated tier of services. As a result, the number of reported premium service units was artificially reduced by this service offering change. The number of Disney Channel premium service units at June 30, 1996 was 436.

         (4) Premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

         (5) Average monthly revenue per home subscribing to cable service has been computed based on revenue for the year ended December 31, 1996.

         (6) The Partnership and Joint Venture report subscribers for the systems on an equivalent subscriber basis and, unless otherwise indicated, the term "SUBSCRIBERS" means equivalent subscribers, calculated by dividing aggregate basic service revenues by the average basic service rate within an operating entity, adjusted to reflect the impact of regulation. Basic service revenues include charges for basic programming, bulk and commercial accounts and certain specialized packaged programming services, including the appropriate components of new product tier revenue, and excluding premium television and non-subscription services. Consistent with past practices, Subscribers is an analytically derived number which is reported in order to provide a basis of comparison to previously reported data. The computation of Subscribers has been impacted by changes in service offerings made in response to the 1992 Cable Act.

CUSTOMER RATES AND SERVICES

         The Partnership's cable television systems offer customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN, TNT and The Disney Channel) and certain information and public access channels. For an extra monthly charge, the systems provide certain premium television services, such as HBO, Showtime and regional sports networks. The Partnership also offers other cable television services to its customers, including pay-per-view programming. For additional charges, in most of the systems, the Partnership also rents remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

         The service options offered by the Partnership vary from system to system, depending upon a system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected.

         Prior to the adoption of the 1992 Cable Act, the systems generally were not subject to any rate regulation, i.e., they were adjudged to be subject to effective competition under then-effective FCC regulations. The 1992 Cable Act, however, substantially changed the statutory and FCC rate regulation standards. Under the definition of effective competition, provided for in the 1992 Cable Act, nearly all cable television systems in the United States have become subject to local rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to include situations in which a local telephone company, or anyone using its facilities, offers comparable video service by any means except direct broadcast satellite ("DBS"). In addition, the 1992 Cable Act eliminated the 5% annual basic rate increases previously allowed by the 1984 Cable Act without local approval; allows the FCC to review rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable customers; prohibits cable television systems from requiring customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; and adopted regulations to establish, on the basis of actual costs, the price for installation of cable television service, remote controls, converter boxes, and additional outlets. The FCC implemented these rate regulation provisions on September 1, 1993, affecting all of the Partnership's systems not deemed to be subject to effective competition under the FCC's definition. The FCC substantially amended its rate regulation rules on February 22, 1994 and again on November 10, 1994. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Legislation and Regulation."

         At December 31, 1996, the Partnership's and Joint Venture's monthly rates for basic cable service for residential customers, excluding special senior citizen discount rates, ranged from $19.49 to $24.99 and premium service rates ranged from $8.45 to $11.95 excluding special promotions offered periodically in conjunction with the Partnership's marketing programs. A one-time installation fee, which the Partnership may wholly or partially waive during a promotional period, is usually charged to new customers. Prior to September 1, 1993, the Partnership generally charged monthly fees for additional outlets, converters, program guides and descrambling and remote control tuning devices. As described above, these charges have either been eliminated or altered by the implementation of rate regulation. Substantially all the Partnership's customers received a decrease in their monthly charges in July 1994 upon implementation of the FCC's amended rules. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

        The various personnel required to operate the Partnership's business are employed by the Partnership, the Corporate General Partner, its subsidiary corporation and FHGLP. As of February 7, 1997, the Partnership had five employees, the cost of which is charged directly to the Partnership. Personnel required to operate the Joint Venture's business are employed by the Corporate General Partner, its subsidiary corporation and FHGLP. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and FHGLP are allocated and charged to the Partnership and the Joint Venture for reimbursement pursuant to the partnership agreement and management agreement. Other personnel required to operate the Partnership's business are employed by affiliates of the Corporate General Partner. The cost of such employment is allocated and charged to the Partnership. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

TECHNOLOGICAL DEVELOPMENTS

         As part of its commitment to customer service, the Partnership seeks to apply technological advances in the cable television industry to its cable television systems on the basis of cost effectiveness, enhancement of product quality and service delivery and industry-wide acceptance. The Partnership continues to upgrade the technical quality of the Partnership's systems cable plant and to increase channel capacity for the delivery of additional programming and new services. Currently, the Partnership's systems have an average channel capacity of 60 in systems that serve 38% of its customers and an average channel capacity of 39 in systems that serve 62% of the customers and, on average, utilize 70% and 100% of their channel capacity. The Joint Venture's systems have an average channel capacity of 38 in systems that serve substantially all of the Joint Venture's customers and utilize 100% of their channel capacity. The Partnership believes that system upgrades would enable it and the Joint Venture to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. The implementation of the Partnership's and Joint Venture's capital expenditure plans is, however, dependent in part on the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. See "Business Strategy
- Capital Expenditures," "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. The Partnership's current policy is to utilize fiber optic technology in substantially all rebuild projects which it undertakes. The benefits of fiber optic technology over traditional coaxial cable distribution plant include lower per mile rebuild costs due to a reduction in the number of required amplifiers, the elimination of headends, lower ongoing maintenance and power costs and improved picture quality and reliability.

DIGITAL COMPRESSION

         The Partnership has been closely monitoring developments in the area of digital compression, a technology which is expected to enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. The Partnership believes that the utilization of digital compression technology in the future could enable its systems to increase channel capacity in certain systems in a manner that could be more cost efficient than rebuilding such systems with higher capacity distribution plant. The use of digital compression in its systems also could expand the number and types of services these systems offer and enhance the development of current and future revenue sources. Equipment vendors are beginning to market products to provide this technology, but the Partnership's management has no plans to install it at this time based on the current technological profile of the Partnership's and Joint Venture's systems and management's present understanding of the costs as compared to the benefits of the digital equipment currently available. This issue is under frequent management review.

PROGRAMMING

         The Partnership and the Joint Venture purchase basic and premium programming for their systems from Falcon Cablevision. In turn, Falcon Cablevision charges the Partnership and Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such services for the 15 partnerships managed by the Corporate General Partner as a group (approximately 94,300 homes subscribing to cable service at December 31, 1996), which is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Certain other new channels have also recently offered Cablevision and the Partnership's and Joint Venture's systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Partnership's management cannot predict the impact of such potential payments on its business. Falcon Cablevision's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Falcon Cablevision does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that its, and correspondingly the Partnership's and Joint Venture's, programming costs will not increase substantially in the near future, or that other materially adverse terms will not be added to Falcon Cablevision's programming contracts. Management believes, however, that Falcon Cablevision's relations with its programming suppliers generally are good.

         The Partnership's and Joint Venture's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, requirements to carry channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally, inflationary increases and other factors. The 1996 retransmission carriage agreement negotiations were completed with essentially no change to the previous agreements. Under the FCC rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1995, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation - Federal Regulation - Carriage of Broadcast Television Signals." Generally, programming costs are charged among systems on a per customer basis.

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

         As of December 31, 1996, the Partnership held seven franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Partnership systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek re-negotiation and modification of franchise requirements if warranted by changed circumstances.

         The following table groups the franchises of the Partnership's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1996.

                                                             Number of              Percentage of
                                                               Homes                    Homes
               Year of                 Number of           Subscribing to           Subscribing to
         Franchise Expiration         Franchises           Cable Service            Cable Service
         --------------------         -----------          -------------            --------------
         Prior to 1998                     0                       0                         0.0%
         1998 - 2002                       4                   4,223                        68.4%
         2003 and after                    3                   1,704                        27.6%
                                           -                   -----                        -----

         Total                             7                   5,927                        96.0%
                                           =                   =====                        =====

         The Partnership operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which the Partnership believes no franchise is necessary. In the aggregate, approximately 245 customers, comprising approximately 4.0% of the Partnership's customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Partnership's clustering strategy. The Partnership has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

         Macoupin Joint Venture

         As of December 31, 1996, the Joint Venture held seven franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Joint Venture's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The following table groups the franchises of the Joint Venture's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1996.

                                                              Number of              Percentage of
                                                                Homes                    Homes
                Year of                 Number of           Subscribing to           Subscribing to
          Franchise Expiration          Franchises          Cable Service            Cable Service
          --------------------          ----------          --------------           -------------
         Prior to 1998                      3                  2,351                       52.7%
         1998-2002                          1                    931                       20.9%
         2003 and after                     3                  1,181                       26.4%
                                            -                  -----                    -------

         Total                              7                  4,463                      100.0%
                                            =                  =====                    =======

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

COMPETITION

         Cable television systems compete with other communications and entertainment media, including over-the-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisk players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available over the air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Telecom Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

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

         Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology may also be used by cable operators in the future to similarly increase their channel capacity.
DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers.

         Multichannel multipoint distribution systems ("MMDS") deliver programming services over microwave channels licensed by the FCC received by subscribers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. To date, the ability of these so-called "wireless" cable services to compete with cable television systems has been limited by channel capacity and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of MMDS and other wireless cable systems as alternative means of distributing video programming, including reallocating certain frequencies to these services and expanding the permissible use and eligibility requirements for certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels that could compete effectively with cable television. The use of digital compression technology may enable MMDS systems to deliver even more channels. MMDS systems qualify for the statutory compulsory copyright license for the retransmission of television and radio broadcast stations. Several of the Regional Bell Operating Companies have begun to enter the MMDS business as a way of breaking into video programming delivery.

         Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, a SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. In some cases, SMATV operators may be able to charge a lower price than could a cable system providing comparable services and the FCC's regulations implementing the 1992 Cable Act limit a cable operator's ability to reduce its rates to meet this competition. Furthermore, the U.S. Copyright Office has tentatively concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law.

         The FCC has initiated a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the new interactive television services. This service may also be used by the cable television industry.

         The FCC also has a pending rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multichannel wireless video service which could make 98 video channels available in a single market. It cannot be predicted at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.

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

                           LEGISLATION AND REGULATION

         The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies have in the past, and may in the future, materially affect the Partnership and the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain
state and local laws.   The Partnership believes that the regulation of its
industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Partnership and Joint Venture.

CABLE COMMUNICATIONS POLICY ACT OF 1984

         The 1984 Cable Act became effective on December 29, 1984. This federal statute, which amended the Communications Act of 1934 (the "Communications Act"), created uniform national standards and guidelines for the regulation of cable television systems. Violations by a cable television system operator of provisions of the Communications Act, as well as of FCC regulations, can subject the operator to substantial monetary penalties and other sanctions. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories. The 1984 Cable Act grandfathered, for the remaining term of existing franchises, many but not all of the provisions in existing franchises which would not be permitted in franchises entered into or renewed after the effective date of the 1984 Cable Act.

CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992

         On October 5, 1992, Congress enacted the 1992 Cable Act. This legislation has effected significant changes to the legislative and regulatory environment in which the cable industry operates. It amends the 1984 Cable Act in many respects. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation required the FCC to conduct a number of rulemaking proceedings to implement various provisions of the statute. The 1992 Cable Act allows for a greater degree of regulation of the cable industry with respect to, among other things:
(i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions;
(v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) customer privacy; (xi) consumer protection issues; (xii) cable equipment compatibility;
(xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable television systems by allowing municipalities to own and operate their own cable television systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors.

         A constitutional challenge to the must-carry provisions of the 1992 Cable Act is still ongoing. On April 8, 1993, a three-judge district court panel granted summary judgment for the government upholding the must-carry provisions. That decision was appealed directly to the U.S. Supreme Court which remanded the case back to the district court to determine whether there was adequate evidence that the provisions were needed and whether the restrictions chosen were the least intrusive. On December 12, 1995, the district court again upheld the must-carry provisions. The Supreme Court is reviewing the district court's decision.

         On September 16, 1993, a constitutional challenge to the balance of the 1992 Cable Act provisions was rejected by the U.S. District Court in the District of Columbia which upheld the constitutionality of all but three provisions of the statute (multiple ownership limits for cable operators, advance notice of free previews for certain programming services and channel set-asides for DBS operators). On August 30, 1996, the U.S. Court of Appeals for the District of Columbia Circuit sustained the constitutionality of all provisions except for the multiple ownership limits and the limits on the number of channels which can be occupied by programmers affiliated with the cable operator, both of which are being challenged in a separate appeal.

TELECOMMUNICATIONS ACT OF 1996

         On February 8, 1996, the President signed the 1996 Telecom Act into law. This statute substantially amended the Communications Act by, among other things, removing barriers to competition in the cable television and telephone markets and reducing the regulation of cable television rates. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Business - Competition" and "Federal Regulation-Rate Regulation."

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

         RATE REGULATION

                 The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. Additionally, the 1992 Cable Act required the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limits the class of complainants regarding nonbasic tier rates to franchising authorities only and ends FCC regulation of nonbasic tier rates on March 31, 1999.

         The FCC adopted rules designed to implement the 1992 Cable Act's rate regulation provisions on April 1, 1993, and then significantly amended them on February 22 and November 10, 1994. The FCC's regulations contain standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The rules have been further amended several times. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier. These provisions currently provide limited benefit to the Partnership's and Joint Venture's systems due to the lack of channel capacity previously discussed. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

         Franchising authorities have become certified by the FCC to regulate the rates charged by the Partnership and Joint Venture for basic cable service and for associated basic cable service equipment.

         The Partnership and Joint Venture have adjusted their regulated programming service rates and related equipment and installation charges in substantially all of their systems so as to bring these rates and charges into compliance with the applicable benchmark or equipment and installation cost levels. The Partnership and Joint Venture also implemented a program in substantially all of their systems under which a number of the Partnership's and Joint Venture's satellite-delivered and premium services are now offered individually on a per channel (i.e., a la carte) basis, or as a group at a discounted price. A la carte services were not subject to the FCC's rate regulations under the rules originally issued to implement the 1992 Cable Act.

         The FCC, in its reconsideration of the original rate regulations, stated that it was going to take a harder look at the regulatory treatment of such a la carte packages on an ad hoc basis. Such packages which are determined to be evasions of rate regulation rather than true enhancements of subscriber choice will be treated as regulated tiers and, therefore, subject to rate regulation. There have been no FCC rulings related to systems owned by the Partnership or Joint Venture. There have been three rulings, however, on such packages offered by affiliated partnerships managed by FHGLP. In one case, the FCC's Cable Services Bureau ruled that a nine-channel a la carte package was an evasion of rate regulation and ordered this package to be treated as a regulated tier. In the second case, a seven-channel a la carte package was ordered to be treated as a regulated tier. In the third case, a six-channel package was held not to be an evasion, but rather is to be considered an unregulated new product tier under the FCC's November 10, 1994 rule amendments. The deciding factor in all of the FCC's decisions related to a la carte tiers appears to be the number of channels moved from regulated tiers, with six or fewer channels being deemed not to be an evasion. Almost all of the Partnership's and Joint Venture's systems moved six or fewer channels to a la carte packages. Under the November 10, 1994 amendments, any new a la carte package created after that date will be treated as a regulated tier, except for packages involving traditional premium services (e.g., HBO).

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

         CARRIAGE OF BROADCAST TELEVISION SIGNALS

         The 1992 Cable Act contained new signal carriage requirements. These rules allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station.
Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS. The Partnership and Joint Venture have thus far not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Partnership has, however, agreed to carry some services in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators, and for which it pays monthly fees to the service providers, as it does with other satellite providers. The second election between must-carry and retransmission consent for local commercial television broadcast stations was October 1, 1996, and the Partnership and Joint Venture were once again able to complete negotiations with broadcasters with essentially no change to the previous agreements. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1999.

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

         CHANNEL SET-ASIDES

         The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act allowed cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

         COMPETING FRANCHISES

         Questions concerning the ability of municipalities to award a single cable television franchise and to impose certain franchise restrictions upon cable television companies have been considered in several recent federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be uncertain. It is not possible at the present time to predict the constitutionally permissible bounds of cable franchising and particular franchise requirements. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

         OWNERSHIP

         The 1996 Telecom Act repealed the 1984 Cable Act's prohibition against local exchange telephone companies ("LECs") providing video programming directly to customers within their local telephone exchange service areas. However, with certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecom Act also authorized LECs and others to operate "open video systems" without obtaining a local cable franchise. See "Competition."

         The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Common ownership or control has historically also been prohibited by the FCC (but not by the 1984 Cable Act) between a cable system and a national television network. The 1996 Telecom Act eliminated this prohibition. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and MMDS facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from the MMDS and SMATV restriction. In addition, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

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

         The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of the first 75 activated channels.

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

         FRANCHISE TRANSFERS

         The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

         REGISTRATION PROCEDURE AND REPORTING REQUIREMENTS

         Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC.

         TECHNICAL REQUIREMENTS

         Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has revised such standards and made them applicable to all classes of channels which carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225-400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

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

         The 1996 Telecom Act establishes a process for the creation and implementation of a "voluntary" system of ratings for video programming containing sexual, violent or other "indecent" material and directs the FCC to adopt rules requiring most television sets manufactured in the United States or shipped in interstate commerce to be technologically capable of blocking the display of programs with a common rating. The 1996 Telecom Act also requires video programming distributors to employ technology to restrict the reception of programming by persons not subscribing to those channels. In the case of channels primarily dedicated to sexually-oriented programming, the distributor must fully block reception of the audio and video portion of the channels; a distributor that is unable to comply with this requirement may only provide such programming during a "safe harbor" period when children are not likely to be in the audience, as determined by the FCC. This provision has been temporarily stayed while certain programmers seek Supreme Court review on constitutional grounds. With respect to other kinds of channels, the 1996 Telecom Act only requires that the audio and video portions of the channel be fully blocked, at no charge, upon request of the person not subscribing to the channel.

         COPYRIGHT

         Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process supervised by the U.S. Copyright Office.

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

ITEM 2.  PROPERTIES

         The Partnership and Joint Venture own or lease parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and own or lease their service vehicles. The Partnership and Joint Venture believe that their properties, both owned and leased, are in good condition and are suitable and adequate for the their business operations.

         The Partnership and Joint Venture own substantially all of the assets related to their cable television operations, including their program production equipment, headend (towers, antennae, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment and tools and maintenance equipment.


ITEM 3.  LEGAL PROCEEDINGS

         The Partnership and Joint Venture are party to various legal proceedings. Such legal proceedings are ordinary and routine litigation proceedings that are incidental to the Partnership's and Joint Venture's businesses and management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition of the Partnership or Joint Venture.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

         While the Partnership's equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and it is not expected that a market will develop in the future. The approximate number of equity security holders of record was 1,126 as of December 31, 1996. In addition to restrictions on the transferability of units contained in the Partnership Agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

         Upon the disposition of substantially all of the Partnership's assets, gain shall be allocated first to the limited partners having negative capital account balances until their capital accounts are increased to zero, next equally among the general partners until their capital accounts are increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners.

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

         The Partnership began making periodic cash distributions to limited partners from operations during 1987 and distributed $498,800 ($12.50 per unit) in each of 1994, 1995 and 1996. The Partnership will continue to determine the Partnership's ability to pay distributions on a quarter-by-quarter basis. See "Liquidity and Capital Resources."

          The Partnership's ability to pay distributions, the actual level of distribution, and the continuance of distributions, if any, will depend on a number of factors, including the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of bank refinancing, regulatory or legislative developments governing the cable television industry, and growth in customers. Some of these factors are beyond the control of the Partnership, and consequently, no assurances can be given regarding the level or timing of future distributions.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is selected financial data of the Partnership and the Joint Venture for the five years ended December 31, 1996. This data should be read in conjunction with the Partnership's and Joint Venture's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

I.  THE PARTNERSHIP

                                                                Year Ended December 31,
                                         ------------------------------------------------------------------------
 OPERATIONS STATEMENT DATA                  1992           1993            1994           1995            1996
                                         ----------     ----------      ----------     ----------      ----------
                                         ----------     ----------      ----------     ----------      ----------
   Revenues                              $2,065,100     $2,222,100      $2,241,600     $2,311,800      $2,489,000
   Costs and expenses                    (1,305,700)    (1,339,900)     (1,448,800)    (1,442,700)     (1,428,700)
   Depreciation and amortization           (721,200)      (727,100)       (712,500)      (689,100)       (703,600)
                                         ----------     ----------      ----------     ----------      ----------
   Operating income                          38,200        155,100          80,300        180,000         356,700
   Interest expense                        (119,800)       (78,400)        (58,500)       (61,800)        (30,500)
   Interest income                           35,100         20,400           9,600         32,000          23,400
   Loss on sale of cable assets              -              -               -              -               (4,700)
   Equity in net income (loss)
     of Joint Venture                       (52,400)       (36,200)         11,900         28,000         123,500
                                         ----------     ----------      ----------     ----------      ----------
   Net income (loss)                     $  (98,900)    $   60,900      $   43,300     $  178,200      $  468,400
                                         ==========     ==========      ==========     ==========      ==========
   Distributions paid to partners        $        -     $  503,800      $  503,800     $  503,800      $  503,800
                                         ==========     ==========      ==========     ==========      ==========

 PER UNIT OF LIMITED
   PARTNERSHIP INTEREST:
   Net income (loss)                     $    (2.45)    $     1.51      $     1.07     $     4.42      $    11.62
                                         ==========     ==========      ==========     ==========      ==========

   Distributions                         $        -     $    12.50      $    12.50     $    12.50      $    12.50
                                         ==========     ==========      ==========     ==========      ==========

 OTHER OPERATING DATA

   Net cash provided by operating
     activities                          $  409,600     $  811,500      $  752,400     $1,174,100      $  661,300
   EBITDA(1)                                759,400        882,200         792,800        869,100       1,060,300
   EBITDA to revenues                          36.8%          39.7%           35.4%          37.6%           42.6%
   Total debt to EBITDA                         1.8x           0.4x            0.5x           0.4x              -
   Capital expenditures                  $   88,300     $  227,900      $  122,700     $  373,700      $  608,900

                                                                  Year Ended December 31,
                                         ------------------------------------------------------------------------
 BALANCE SHEET DATA                          1992           1993           1994           1995             1996
                                         ----------     ----------      ----------     ----------      ----------

    Total assets                         $6,149,400     $4,734,600      $4,275,600     $4,293,800      $3,504,300
    Total debt                            1,341,700        383,200         383,200        383,200               -
    General partners' deficit               (39,500)       (43,900)        (48,500)       (51,700)        (52,000)
    Limited partners' capital             4,427,900      3,989,400       3,533,500      3,211,100       3,176,000

II.  ENSTAR CABLE OF MACOUPIN COUNTY

                                                                    Year Ended December 31,
                                         ---------------------------------------------------------------------------
 OPERATIONS STATEMENT DATA                  1992            1993             1994            1995             1996
                                         ----------      ----------       ----------      ----------      ----------
   Revenues                              $1,466,700      $1,572,900       $1,590,800      $1,646,000      $1,870,600
   Costs and expenses                      (826,000)       (863,500)        (876,900)       (959,200)       (898,300)
   Depreciation and amortization           (811,700)       (826,500)        (703,900)       (634,800)       (614,400)
                                         ----------      ----------       ----------      ----------      ----------
   Operating income (loss)                 (171,000)       (117,100)          10,000          52,000         357,900
   Net income (loss)                     $ (157,200)     $ (108,600)      $   35,700      $   84,000      $  370,500
                                         ==========      ==========       ==========      ==========      ==========
   Distributions to venturers            $  600,000      $        -       $1,050,000      $        -      $1,050,000
                                         ==========      ==========       ==========      ==========      ==========

 OTHER OPERATING DATA

   Net cash provided by operating
     activities                          $  529,700      $  734,100       $  750,300      $  799,900      $  860,200
   EBITDA(1)                                640,700         709,400          713,900         686,800         972,300
   EBITDA to revenues                          43.7%           45.1%            44.9%           41.7%           52.0%
   Capital expenditures                  $   84,100      $  115,500       $  126,900      $  325,500      $  411,200

                                                                     Year Ended December 31,
                                         ---------------------------------------------------------------------------
 BALANCE SHEET DATA                         1992            1993             1994            1995             1996
                                         ----------      ----------       ----------      ----------      ----------
   Total assets                          $3,745,600      $3,662,700       $2,647,600      $2,840,100      $2,084,400
   Venturers' capital                     3,523,500       3,414,900        2,400,600       2,484,600       1,805,100
--------------------

         (1) Operating income before depreciation and amortization. The Partnership and Joint Venture measure their financial performance by their EBITDA, among other items. Based on their experience in the cable television industry, the Partnership and Joint Venture believe that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of the Partnership's or Joint Venture's financial performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the 1996 Telecom Act. This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act, including certain of the rate regulation provisions previously imposed by the 1992 Cable Act. Compliance with those rate regulations has had a negative impact on the Partnership's and Joint Venture's revenues and cash flow. However, in accordance with the FCC's regulations, the Partnership and Joint Venture will be able to increase regulated service rates in the future in response to inflation and specified historical and anticipated cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership and Joint Venture will be permitted to pass on to their customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's and Joint Venture's historical financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership and the Joint Venture, as discussed more fully elsewhere in this Report.

         The Partnership conducts its cable television business operations both
(i) through the direct ownership and operation of certain cable television systems and (ii) through its participation as a partner with a one-third (1/3) interest in Enstar Cable of Macoupin County. The Partnership participates equally with its two affiliated co-partners under the Joint Venture's partnership agreement with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering the financial condition and results of operations for the Partnership, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration, and with respect to results of operations, a separate discussion is provided for each entity.

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         1996  COMPARED TO 1995

         The Partnership's revenues increased from $2,311,800 to $2,489,000, or by 7.7%, for the year ended December 31, 1996 as compared to 1995. Of the $177,200 increase in revenues for the year ended December 31, 1996 as compared to 1995, $175,600 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996, $41,400 was due to increases in other revenue producing items including advertising sales and $35,700 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996. These increases were offset by a $75,500 decrease in revenues due to a decrease in the number of subscriptions for service. As of December 31, 1996, the Partnership had approximately 6,200 homes subscribing to cable service and 2,000 premium service units.

         Service costs decreased from $804,700 to $771,100, or by 4.2%, for the year ended December 31, 1996 as compared to 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $33,600 decrease in service costs for the year ended December 31, 1996 as compared to 1995, $50,700 was due to an increase in capitalization of labor and overhead expense resulting from the rebuild of the Partnership's Shelbyville, Illinois cable system during 1996 and $11,200 was due to a decrease in direct personnel costs due to the transfer of an employee to the Corporate General Partner's operations. These decreases were partially offset by a $9,000 increase in copyright fees, an $8,700 increase in programming fees, a $4,900 increase in repair and maintenance expense and a $4,700 increase in system power costs. The increase in programming fees for the year ended December 31, 1996 included an $8,200 increase related to the restructuring of The Disney Channel discussed above.

         General and administrative expenses increased from $333,600 to $341,200, or by 2.3%, for the year ended December 31, 1996 as compared to 1995. Of the $7,600 increase for the year ended December 31, 1996 as compared to 1995, $24,600 was due to an increase in marketing expenses and $13,100 was due to expenses allocated by an affiliate of the Corporate General Partner that provides system operating management services to the Partnership. These increases were partially offset by a $13,400 decrease in professional fees, a $10,500 decrease in customer billing expense and a $6,700 increase in capitalization of labor and overhead expense.

         Management fees and reimbursed expenses increased from $304,400 to $316,400, or by 3.9%, for the year ended December 31, 1996 as compared to 1995. Management fees increased by $8,900 for the year ended December 31, 1996 as compared to 1995 in direct relation to increased revenues as described above. Reimbursed expenses increased by $3,100 for the year ended December 31, 1996 as compared to 1995 primarily due to higher allocated personnel costs, professional service fees and compliance costs associated with reregulation by the FCC.

         Depreciation and amortization expense increased from $689,100 to $703,600, or by 2.1%, for the year ended December 31, 1996 as compared to 1995, due to asset additions related to the upgrade of the Partnership's plant.

         Operating income increased from $180,000 to $356,700, or by 98.2%, for the year ended December 31, 1996 as compared to 1995, primarily due to increased revenues described above.

         Interest expense decreased from $61,800 to $30,500, or by 50.7%, for the year ended December 31, 1996 as compared to 1995 due to the repayment of the Partnership's note payable in February 1996. The decrease was partially offset by a corresponding write-off to interest expense of the related deferred loan costs.

         Interest income decreased from $32,000 to $23,400, or by 26.9%, for the year ended December 31, 1996 as compared to 1995 due to lower average interest rates earned on invested funds and lower average cash balances available for investment.

         Due to the factors described above, the Partnership's net income increased from $178,200 to $468,400 for the year ended December 31, 1996 as compared to 1995.

         1995 COMPARED TO 1994

         The Partnership's revenues increased from $2,241,600 to $2,311,800, or by 3.1%, for the year ended December 31, 1995 compared to 1994. Of the $70,200 increase in revenues, $73,500 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $26,000 was due to increases in unregulated rates charged for premium services, $12,100 was due to increases in other revenue producing items and $8,200 was due to increases in the number of subscriptions for services. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately

$41,400 and $8,200 was due to a decrease in advertising sales revenue. As of December 31, 1995 the Partnership had approximately 6,200 homes subscribing to cable service and 2,400 premium service units.

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

         Management fees and reimbursed expenses decreased from $334,000 to $304,400, or by 8.9%, for the year ended December 31, 1995 as compared to 1994. Of the $29,600 decrease, $33,100 was due to decreased reimbursable expenses allocated by the Corporate General Partner, including lower allocated personnel costs, professional fees and compliance costs associated with reregulation by the FCC. Management fees increased by $3,500, or 3.1%, in direct relation to increased revenues as described above.

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

         DISTRIBUTIONS TO PARTNERS

         The Partnership received distributions totaling $350,000 from the Joint Venture during 1994 and 1996. The Joint Venture did not make distributions during 1995. The Partnership distributed $503,800 to its partners in each of 1994, 1995 and 1996.

         THE MACOUPIN JOINT VENTURE

         1996 COMPARED TO 1995

         The Joint Venture's revenues increased from $1,646,000 to $1,870,600, or by 13.6%, for the year ended December 31, 1996 as compared to 1995. Of the $224,600 increase in revenues for the year ended December 31, 1996 as compared to 1995, $134,700 was due to increases in regulated service rates that were implemented by the Joint Venture in the second and fourth quarters of 1996, $74,400 was due to increases in other revenue producing items including advertising sales and $25,800 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996. These increases were offset by a $10,300 decrease due to decreases in the number of subscriptions for service. As of December 31, 1996, the Joint Venture had approximately 4,500 homes subscribing to cable service and 1,800 premium service units.

         Service costs increased from $500,300 to $532,500, or by 6.4%, for the year ended December 31, 1996 as compared to 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $32,200 increase in service costs for the year ended December 31, 1996 as compared to 1995, $24,100 was due to an increase in programming fees charged by program suppliers (including primary satellite fees), $23,400 was due to an increase in copyright fees, $17,400 was due to an increase in franchise fees, $8,200 was due to an increase in personnel costs, $5,400 was due to an increase in program guide expense and $4,000 was due to an increase in system power costs. These increases were partially offset by a $50,200 increase in capitalization of labor and overhead expense resulting from the rebuild of the Joint Venture's Auburn, Illinois cable system. The increase in programming fees for the year ended December 31, 1996 included a $6,000 increase related to the restructuring of The Disney Channel discussed above. Copyright and franchise fees increased in direct relation to increased revenues. Franchise fees also increased due to an increase in the fee percentage imposed by one of the Joint Venture's franchising authorities. Copyright fees also increased due to new charges in 1996 for retransmission of copyrighted music included in cable networks' programming that is carried on the Joint Venture's systems.
See "Legislation and Regulation."

         General and administrative expenses decreased from $232,300 to $109,500, or by 52.9%, for the year ended December 31, 1996 as compared to 1995. Of the $122,800 decrease for the year ended December 31, 1996 as compared to 1995, $101,300 was due to lower insurance expense, primarily workers' compensation insurance costs, $28,000 was due to an increase in capitalization of labor and overhead expense resulting from the Auburn rebuild discussed above and $8,200 was due a decrease in personnel costs. These decreases were partially offset by an $18,200 increase in marketing expense.

         Management fees and reimbursed expenses increased from $226,600 to $256,300, or by 13.1%, for the year ended December 31, 1996 as compared to 1995. Reimbursable expenses increased by $18,500 for the year ended December 31, 1996 as compared to 1995, primarily due to higher allocated personnel costs, professional service fees and compliance costs associated with reregulation by the FCC. Management fees increased by $11,200 for the year ended December 31, 1996 as compared to 1995 in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased from $634,800 to $614,400, or by 3.2%, for the year ended December 31, 1996 as compared to 1995 due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $52,000 to $357,900 for the year ended December 31, 1996 as compared to 1995, primarily due to increased revenues and lower insurance expense as described above.

         Interest income, net of interest expense, decreased from $32,000 to $12,000, or by 62.5%, for the year ended December 31, 1996 as compared to 1995 due to lower average cash balances available for investment.

         Due to the factors described above, the Joint Venture's net income increased from $84,000 to $370,500 for the year ended December 31, 1996 as compared to 1995.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 41.7% to 52.0% for the year ended December 31, 1996 as compared to 1995. EBITDA increased from $686,800 to $972,300, or by 41.6%, for the year ended December 31, 1996 as compared to 1995, primarily due to increased revenues and lower insurance expense as described above.

         1995 COMPARED TO 1994

         The Joint Venture's revenues increased from $1,590,800 to $1,646,000, or by 3.5%, for the year ended December 31, 1995 compared to 1994. Of the $55,200 increase in revenues, $53,400 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $27,600 was due to increases in the number of subscriptions for services, $11,600 was due to increases in advertising sales and other revenue producing items and $2,300 was due to increases in unregulated rates charged for premium services. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Joint Venture to be approximately $39,700. As of December 31, 1995 the Joint Venture had approximately 4,400 homes subscribing to cable service and 2,100 premium service units.

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

         Management fees and reimbursed expenses decreased from $231,200 to $226,600, or by 2.0%, for the year ended December 31, 1995 as compared to 1994. Of the $4,600 decrease, $7,400 was due to decreased reimbursable expenses allocated by the Corporate General Partner, including lower allocated personnel costs, property taxes, professional fees, compliance costs associated with reregulation by the FCC, telephone costs and postage and messenger expense. Management fees increased by $2,800, or by 3.5%, in direct relation to increased revenues as described above.

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

         Interest income, net of interest expense, increased by $6,300 from $25,700 to $32,000, or by 24.5%, for the year ended December 31, 1995 compared to 1994 due to higher average interest rates earned on invested cash balances during 1995 (5.3% during 1995 compared to 3.5% during 1994).

         Due to the factors described above, the Joint Venture's net income increased from $35,700 to $84,000 for the year ended December 31, 1995 as compared to 1994.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 44.9% to 41.7% for the year ended December 31, 1995 compared to 1994 primarily due to higher insurance premiums. EBITDA decreased from $713,900 to $686,800, or by 3.8%, during 1995 compared to 1994.

         DISTRIBUTIONS TO PARTNERS

         The Macoupin Joint Venture distributed $1,050,000 equally among its three partners in each of 1994 and 1996. No distributions were made during 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems and the Joint Venture, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable television systems. The Partnership is required to rebuild its Shelbyville, Illinois cable system at an estimated total cost of $1,038,000 as a condition of its franchise agreement. Capital expenditures related to the rebuild approximated $684,000 in 1996, with additional construction costs of $354,000 budgeted for 1997. Construction began in the second quarter of 1996 and was completed in March 1997. The Partnership is also rebuilding portions of its cable systems in surrounding communities at an estimated total additional cost of $191,000, which includes budgeted expenditures of approximately $65,000 in 1997 to finish construction. Additionally, the Joint Venture is required to rebuild its Auburn, Illinois cable system by June 30, 1997 as a condition of its franchise agreement. Construction began in July 1996 and is expected to be completed by June 1997. Capital expenditures for the rebuild approximated $226,000 in 1996, with additional construction costs of $153,000 projected for 1997. The Joint Venture is also rebuilding portions of its plant in surrounding communities at an estimated total additional cost of approximately $770,000, which includes budgeted expenditures of approximately $310,000 in 1997 to complete the project. The Partnership and the Joint Venture have also budgeted $285,200 and $217,700, respectively, to upgrade other assets in 1997.

         Management believes that existing cash and cash generated by operations of the Partnership and Joint Venture will be adequate to fund capital expenditures and the continued payment of distributions in 1997. Management also believes that it is essential to preserve liquidity by reserving cash for future rebuild requirements.

         The Partnership paid distributions totaling $503,800 in 1996.
However, there can be no assurances regarding the level, timing or continuation of future distributions.

         On February 9, 1996, the Partnership repaid the balance of $383,200 on its $1,000,000 revolving bank credit facility, which terminated the facility.

         1996 VS. 1995

         Operating activities provided $512,800 less cash during 1996 than in 1995. The Partnership used $714,600 more cash to pay liabilities owed to the Corporate General Partner and third-party creditors due to the timing of payments. Changes in accounts receivable and prepaid expenses used $18,500 more cash in 1996 than in 1995. This was partially offset by an increase in cash generated by Partnership operations, which provided $220,300 more cash in 1996 than in 1995 after adding back non-cash items consisting of depreciation, amortization, loss on sale of cable assets and equity in net income of Joint Venture.

         The Partnership used $127,000 less cash in investing activities during 1996 than in 1995 due to a $350,000 increase in distributions from the Joint Venture, a $10,700 decrease in expenditures for intangible assets and $1,500 in proceeds from the sale of equipment. The increases in cash were partially offset by a $235,200 increase in capital expenditures. The Partnership used $383,200 more cash in financing activities during 1996 than in 1995 to repay its note payable.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 37.6% during 1995 to 42.6% in 1996. The increase was principally attributable to increased revenues. EBITDA increased from $869,100 to $1,060,300, or by 22.0%, in 1996 compared to 1995.

         1995 VS. 1994

         Cash provided by operating activities increased from $752,400 to $1,174,100, or by $421,700 for the year ended December 31, 1995 compared to 1994. The Partnership used $342,200 less cash to pay liabilities owed to the Corporate General Partner and third-party creditors in 1995 than in 1994 due to the timing of payments. Partnership operations generated $95,400 more cash in 1995 after adding back non-cash items consisting of depreciation, amortization and equity in net income of Joint Venture. Changes in receivables and prepaid expenses used $15,900 more cash in 1995 than in the prior year.

         Investing activities used $572,500 more cash during 1995 than in 1994 due to a $350,000 decrease in distributions from the Joint Venture. The Partnership used $251,000 more cash for capital expenditures, partially offset by a $28,500 decrease in expenditures for intangible assets. Financing activities used $5,600 cash in 1994 than in 1995 for the payment of deferred loan costs related to the Partnership's revolving bank credit facility.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 35.4% during 1994 to 37.6% in 1995. The increase was principally attributable to increased revenues. EBITDA increased $792,800 to $869,100, or by 9.6%, for the year ended December 31, 1995 compared to 1994.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, impairment losses are to be recorded based on estimated fair value, which would generally approximate discounted cash flows. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership and Joint Venture adopted Statement 121 in the first quarter of 1996, the effects of which were not material.

INFLATION

         Certain of the Partnership's and Joint Venture's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that the Partnership and Joint Venture are able to increase their service rates periodically, of which there can be no assurance. See "Legislation and Regulation."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and related financial information required to be filed hereunder are indexed on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVES OFFICERS OF THE REGISTRANT

         The General Partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988 acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co- sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993 pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which had been previously granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 15 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 1996, the Corporate General Partner managed cable television systems serving approximately 125,000 Subscribers.

         Falcon Cablevision was formed in 1984 as a California limited partnership and has been engaged in the ownership and operation of cable television systems since that time. Falcon Cablevision is a wholly-owned subsidiary of FHGLP. FHGI is the sole general partner of FHGLP. FHGLP currently operates cable systems through a series of subsidiaries and also controls the general partners of the 15 limited partnerships which operate under the Enstar name (including the Partnership). Although these limited partnerships are affiliated with FHGLP, their assets are owned by legal entities separate from the Partnership.

         Set forth below is certain general information about the Directors and Executive Officers of the Corporate General Partner:

NAME                    POSITION
----                    --------
Marc B. Nathanson       Director, Chairman of the Board and Chief Executive
                        Officer

Frank J. Intiso         Director, President and Chief Operating Officer

Stanley S. Itskowitch   Director, Executive Vice President and General
                        Counsel

Michael K. Menerey      Director, Chief Financial Officer and Secretary

Joe A. Johnson          Executive Vice President - Operations

Jon W. Lunsford         Vice President - Finance and Corporate Development

Abel C. Crespo          Controller

MARC B. NATHANSON, 51, has been Chairman of the Board and Chief Executive Officer of FHGI and its predecessors since 1975, and prior to September 19, 1995 also served as President. He has been Chairman of the Board and Chief Executive Officer of Enstar Communications Corporation since October 1988, and also served as its President prior to September 1995. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, at that time the largest multiple-system cable operator in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a Director of the National Cable Television Association ("NCTA") and serves on its Executive Committee. At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 27-year veteran of the cable television industry. He is a founder of the Cable Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television Association. Mr. Nathanson is also a Director of TV Por Cable Nacional, S.A. de C.V. Mr. Nathanson is also Chairman of the Board and Chief Executive Officer of Falcon International Communications, LLC ("FIC"). Mr. Nathanson was appointed by President Clinton and confirmed by the U.S. Senate for a three year term on the Board of Governors of International Broadcasting of the United States Information Agency.

FRANK J. INTISO, 50, was appointed President and Chief Operating Officer of FHGI in September 1995, and between 1982 and that date held the positions of Executive Vice President and Chief Operating Officer. He has been President and Chief Operating Officer of Enstar Communications Corporation since September 1995, and between October 1988 and September 1995 held the positions of Executive Vice President and Chief Operating Officer. Mr. Intiso is responsible for the day-to-day operations of all cable television systems under the management of FHGI. Mr. Intiso has a Masters Degree in Business Administration from the University of California, Los Angeles, and is a Certified Public Accountant. He serves as chair of the California Cable Television Association, and is on the boards of Cable Advertising Bureau, Cable In The Classroom, Community Antenna Television Association and California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association, and the Southern California Cable Television Association.

STANLEY S. ITSKOWITCH, 58, has been a Director of FHGI and its predecessors since 1975, and Senior Vice President and General Counsel from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. He has been Executive Vice President and General Counsel of Enstar Communications Corporation since October 1988. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch is also Executive Vice President and General Counsel of FIC.

MICHAEL K. MENEREY, 45, has been Chief Financial Officer and Secretary of FHGI and its predecessors since 1984. He has been Chief Financial Officer and Secretary of Enstar Communications Corporation since October 1988. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

JOE A. JOHNSON, 52, has been Executive Vice President - Operations of FHGI since September 1995, and between January 1992 and that date was Senior Vice President. He has been Executive Vice President-Operations of Enstar Communications Corporation since January 1996. He was a Divisional Vice President of FHGI between 1989 and 1992. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held cable system and regional manager positions with Warner Amex and Teleprompter.

JON W. LUNSFORD, 37, has been Vice President - Finance and Corporate Development FHGI since September 1994. He has been Vice President-Finance and Corporate Development of Enstar Communications Corporation since January 1996. From 1991 to 1994 he served as Director of Corporate Finance at Continental Cablevision, Inc. Prior to 1991, Mr. Lunsford was a Vice President with Crestar Bank.

ABEL C. CRESPO, 37, has been Controller of FHGI since January 1997. Mr. Crespo joined Falcon in December 1984, and has held various accounting positions during that time, most recently that of Senior Assistant Controller. Mr. Crespo holds a Bachelor of Science degree in Business Administration from California State University, Los Angeles.

CERTAIN KEY PERSONNEL

         The following sets forth, as of December 31, 1996, biographical information about certain officers of FHGI and Falcon Cable Group, a division of FHGLP, who share certain responsibilities with the officers of the Corporate General Partner with respect to the operation and management of the Partnership.

LYNNE A. BUENING, 43, has been Vice President of Programming of Falcon Cable Group since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast, and newspaper industries.

OVANDO COWLES, 43, has been Vice President of Advertising Sales and Production of Falcon Cable Group since January 1992. From 1988 to 1991, he served as a Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. He was an Advertising Sales Account Executive at Choice Television from 1985 to 1988. From 1983 to 1985, Mr. Cowles served in various sales and advertising positions.

HOWARD J. GAN, 50, has been Vice President of Regulatory Affairs of FHGI and its predecessors since 1988 and Vice President of Regulatory Affairs of Falcon Cable Group since its inception. He was General Counsel at Malarkey-Taylor Associates, a Washington, DC based telecommunications consulting firm, from 1986 to 1988. He was Vice President and General Counsel at the Cable Television Information Center from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1975 to 1978.

R.W. ("SKIP") HARRIS, 49, has been Vice President of Marketing of Falcon Cable Group since June 1991. He is a member of the CTAM Premium Television Committee. Mr. Harris was National Director of Affiliate Marketing for The Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

JOAN SCULLY, 61, has been Vice President of Human Resources of FHGI and its predecessors since May 1988 and Vice President of Human Resources of Falcon Cable Group since its inception. From 1987 to May 1988, she was self-employed as a Management Consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles based cable company from 1985 through 1987. Prior to that time she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

MICHAEL D. SINGPIEL, 49, was appointed Vice President of Operations of Falcon Cable Group in March 1996. Mr. Singpiel joined Falcon in October 1992 as Divisional Vice President of Falcon's Eastern Division. From 1990 to 1992, Mr. Singpiel was Vice President of C-Tec Cable Systems in Michigan. Mr. Singpiel held various positions with Comcast in New Jersey and Michigan from 1980 to 1990.

RAYMOND J. TYNDALL, 49, has been Vice President of Engineering of Falcon Cable Group since October 1989. From 1975 to September 1989 he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband.

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

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT FEE

         The Partnership and Joint Venture have management agreements (the "Management Agreements") with Enstar Cable Corporation, a wholly owned subsidiary of the Corporate General Partner (the "Manager"), pursuant to which Enstar Cable Corporation manages the Partnership's and Joint Venture's systems and provides all operational support for the activities of the Partnership and the Joint Venture. For these services, the Manager receives a management fee of 5% of the Partnership's gross revenues and 4% of the Joint Venture's gross revenues, excluding revenues from the sale of cable television systems or franchises, calculated and paid monthly. The Joint Venture also is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner of the Partnership. In addition, the Partnership and Joint Venture reimburse the Manager for certain operating expenses incurred by the Manager in the day-to-day operation of their cable systems. The Management Agreement also requires the Partnership and Joint Venture to indemnify the Manager (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by the Manager of the Management Agreements. The Management Agreements are terminable by the Partnership upon sixty (60) days written notice to the Manager. The Manager has engaged FHGLP to provide certain management services for the Partnership and Joint Venture and pays FHGLP a portion of the management fees it receives in consideration of such services and reimburses FHGLP for expenses incurred by FHGLP on its behalf. Additionally, the Partnership receives certain system operating management services from an affiliate of the Manager in lieu of directly employing personnel to perform such services. The Partnership reimburses the affiliate for its allocable share of the affiliate's operating costs. The Corporate General Partner also performs certain supervisory and administrative services for the Partnership and Joint Venture, for which it is reimbursed.

         For the fiscal year ended December 31, 1996, the Partnership together with the Joint Venture paid approximately $199,300 of management fees and $354,700 of reimbursed expenses. In addition, the Joint Venture paid the Corporate General Partner approximately $18,700 in respect of its 1% special interest. The Partnership reimbursed an affiliate approximately $34,700 for system operating management services. Certain programming services are purchased through Falcon Cablevision. The Partnership, together with the Joint Venture, paid Falcon Cablevision approximately $928,100 for these programming services for fiscal year 1996.

PARTICIPATION IN DISTRIBUTIONS

         The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5., "Market for Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 3, 1997, the common stock of FHGI was owned as follows:
78.5% by Falcon Cable Trust, a grantor trust of which Marc B. Nathanson is trustee and he and members of his family are beneficiaries; 20% by Greg A. Nathanson; and 1.5% by Stanley S. Itskowitch. In 1989, FHGI issued to Hellman & Friedman Capital Partners, A California Limited Partnership ("H&F"), a $1,293,357 convertible debenture due 1999 convertible under certain circumstances into 10% of the common stock of FHGI and entitling H&F to elect one director to the board of directors of FHGI. H&F elected Marc B. Nathanson pursuant to such right. In 1991 FHGI issued to Hellman & Friedman Capital Partners II, A California Limited Partnership ("H&FII"), additional convertible debentures due 1999 in the aggregate amount of $2,006,198 convertible under certain circumstances into approximately 6.3% of the common stock of FHGI and entitling H&FII to elect one director to the board of directors of FHGI. As of March 3, 1997, H&FII had not exercised this right. FHGLP also held 12.1% of the interests in the General Partner, and Falcon Cable Trust, Frank Intiso and H&FII held 58.9%, 12.1% and 16.3% of the General Partner, respectively. Such interests entitle the holders thereof to an allocable share of cash distributions and profits and losses of the General Partner in proportion to their ownership. Greg A. Nathanson is Marc B. Nathanson's brother.

         As of March 3, 1997, Marc B. Nathanson and members of his family owned, directly or indirectly, outstanding partnership interests (comprising both general partner interests and limited partner interests) aggregating approximately 0.46% of Falcon Classic Cable Income Properties, L.P. and 2.58% of Falcon Video Communications. In accordance with the respective partnership agreements of these two partnerships, after the return of capital to and the receipt of certain preferred returns by the limited partners of such partnerships, FHGLP and certain of its officers and directors had rights to future profits greater than their ownership interests of capital in such partnerships.

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

         FHGLP also manages the operations of Falcon Classic Cable Income Properties, L.P., Falcon Video Communications, L.P., and, through its management of the operation of Falcon Cablevision (a subsidiary of FHGLP), the partnerships of which Enstar Communications Corporation is the Corporate General Partner, including the Partnership. On September 30, 1988, Falcon Cablevision acquired all of the outstanding stock of Enstar Communications Corporation. Certain members of management of the Corporate General Partner have also been involved in the management of other cable ventures. FHGLP contemplates entering into other cable ventures, including ventures similar to the Partnership.

         Conflicts of interest involving acquisitions and dispositions of cable television systems could adversely affect Unitholders. For instance, the economic interests of management in other affiliated partnerships are different from those in the Partnership and this may create conflicts relating to which acquisition opportunities are preserved for which partnerships.

         These affiliations subject FHGLP and the Corporate General Partner and their management to certain conflicts of interest. Such conflicts of interest relate to the time and services management will devote to the Partnership's affairs and to the acquisition and disposition of cable television systems. Management or its affiliates may establish and manage other entities which could impose additional conflicts of interest.

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



(b)            Reports on Form 8-K

               None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.


                                      ENSTAR INCOME PROGRAM IV-3, L.P.
                                      By:    Enstar Communications Corporation,
                                             Corporate General Partner

                                      By: /s/  MARC B. NATHANSON
                                          -----------------------------
                                          Marc B. Nathanson
                                          Chairman of the Board and
                                            Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March 1997.

                      Signatures                                                Title(*)
              --------------------------                     -------------------------------------------------


              /s/ MARC B. NATHANSON                          Chairman of the Board and Chief Executive Officer
              --------------------------                      (Principal Executive Officer)
              Marc B. Nathanson


              /s/ MICHAEL K. MENEREY                         Chief Financial Officer, Secretary and Director
              --------------------------                      (Principal Financial and Accounting Officer)
              Michael K. Menerey


              /s/ FRANK J. INTISO                            President, Chief Operating Officer
              --------------------------                       and Director
              Frank J. Intiso



              /s/ STANLEY S. ITSKOWITCH                      Executive Vice President, General Counsel
              --------------------------                       and Director
              Stanley S. Itskowitch



(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the registrant.

                         INDEX TO FINANCIAL STATEMENTS



                                                                                         PAGE
                                                                         -------------------------------------
                                                                         Enstar Income           Enstar Cable
                                                                            Program              of Macoupin
                                                                          IV-3, L.P.                County
                                                                          ----------                ------
Reports of Independent Auditors                                               F-2                    F-13

Balance Sheets - December 31, 1995 and 1996                                   F-3                    F-14

Financial Statement for each of
   the three years in the period
   ended December 31, 1996:

      Statements of Operations                                                F-4                    F-15

      Statements of Partnership/
        Venturers' Capital (Deficit)                                          F-5                    F-16

      Statements of Cash Flows                                                F-6                    F-17

Notes to Financial Statements                                                 F-7                    F-18


All schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                         REPORT OF INDEPENDENT AUDITORS


Partners
Enstar Income Program IV-3, L.P.  (A Georgia Limited Partnership)

We have audited the accompanying balance sheets of Enstar Income Program IV-3, L.P. (A Georgia Limited Partnership) as of December 31, 1995 and 1996, and the related statements of operations, partnership capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program IV-3, L.P. at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                            /s/   ERNST & YOUNG LLP



Los Angeles, California
February 21, 1997

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                                 BALANCE SHEETS

                        ================================

                                                                                   December 31,
                                                                         ---------------------------------
                                                                              1995                1996
                                                                         -------------       -------------
 ASSETS:
   Cash and cash equivalents                                             $     942,400       $     450,900

   Accounts receivable, less allowance of $9,300 and
     $4,500 for possible losses                                                 27,300              61,800

   Prepaid expenses and other                                                   22,200              25,900

   Equity in net assets of joint venture                                       828,100             601,700

   Property, plant and equipment, less accumulated
     depreciation and amortization                                           1,539,700           1,642,100

   Franchise cost, net of accumulated
     amortization of $1,662,200 and $1,850,500                                 902,500             714,300

   Deferred loan costs and other, net                                           31,600               7,600
                                                                         -------------       -------------

                                                                         $   4,293,800       $   3,504,300
                                                                         =============       =============

                                       LIABILITIES AND PARTNERSHIP CAPITAL
                                       -----------------------------------

 LIABILITIES:
   Accounts payable                                                      $     503,600       $     222,000
   Due to affiliates                                                           247,600             158,300
   Note payable                                                                383,200                   -
                                                                         -------------       -------------

         TOTAL LIABILITIES                                                   1,134,400             380,300
                                                                         -------------       -------------

 COMMITMENTS  AND CONTINGENCIES

 PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                            (51,700)            (52,000)
   Limited partners                                                          3,211,100           3,176,000
                                                                         -------------       -------------

         TOTAL PARTNERSHIP CAPITAL                                           3,159,400           3,124,000
                                                                         -------------       -------------

                                                                         $   4,293,800       $   3,504,300
                                                                         =============       =============





                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF OPERATIONS
                     =====================================



                                                                           Year Ended December 31,
                                                                ---------------------------------------------
                                                                      1994           1995            1996
                                                                -------------   -------------   -------------
 REVENUES                                                       $   2,241,600   $   2,311,800   $   2,489,000
                                                                -------------   -------------   -------------


 OPERATING EXPENSES:
    Service costs                                                     810,500         804,700         771,100
    General and administrative expenses                               304,300         333,600         341,200
    General Partner management fees
      and reimbursed expenses                                         334,000         304,400         316,400
    Depreciation and amortization                                     712,500         689,100         703,600
                                                                -------------   -------------   -------------

                                                                    2,161,300       2,131,800       2,132,300
                                                                -------------   -------------   -------------

         Operating income                                              80,300         180,000         356,700
                                                                -------------   -------------   -------------
 OTHER INCOME (EXPENSE):
    Interest expense                                                  (58,500)        (61,800)        (30,500)
    Interest income                                                     9,600          32,000          23,400
    Loss on sale of cable assets                                            -               -          (4,700)
                                                                -------------   -------------   -------------

                                                                      (48,900)        (29,800)        (11,800)
                                                                -------------   -------------   -------------
         Income before equity
           in net income of joint venture                              31,400         150,200         344,900

 EQUITY IN NET INCOME OF JOINT VENTURE                                 11,900          28,000         123,500
                                                                -------------   -------------   -------------

 NET INCOME                                                     $      43,300   $     178,200   $     468,400
                                                                =============   =============   =============


 NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                         $        1.07   $        4.42   $       11.62
                                                                =============   =============   =============

 WEIGHTED AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING THE YEAR                                   39,900          39,900          39,900
                                                                =============   =============   =============





                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                  STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

                  ===========================================




                                                                General        Limited
                                                               Partners       Partners           Total
                                                             ----------      ----------       ----------
PARTNERSHIP CAPITAL (DEFICIT),
    January 1, 1994                                          $  (43,900)     $3,989,400       $3,945,500

      Distributions to partners                                  (5,000)       (498,800)        (503,800)
      Net income for year                                           400          42,900           43,300
                                                             ----------      ----------       ----------


PARTNERSHIP CAPITAL (DEFICIT),
    December 31, 1994                                           (48,500)      3,533,500        3,485,000


      Distributions to partners                                  (5,000)       (498,800)        (503,800)
      Net income for year                                         1,800         176,400          178,200
                                                              ----------     ----------       ----------

PARTNERSHIP CAPITAL (DEFICIT),
    December 31, 1995                                           (51,700)      3,211,100        3,159,400

      Distributions to partners                                  (5,000)       (498,800)        (503,800)
      Net income for year                                         4,700         463,700          468,400
                                                             ----------      ----------       ----------

PARTNERSHIP CAPITAL (DEFICIT),
    December 31, 1996                                        $  (52,000)     $3,176,000       $3,124,000
                                                             ==========      ==========       ==========











                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS
                      ===================================


                                                                 Year Ended December 31,
                                                        ---------------------------------------
                                                             1994         1995         1996
                                                        -----------   -----------   -----------
Cash flows from operating activities:
  Net income                                            $    43,300   $   178,200   $   468,400
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                         712,500       689,100       703,600
      Amortization of deferred loan costs                    10,900        10,900        17,300
      Loss on sale of cable assets                               --            --         4,700
      Equity in net income of joint venture                 (11,900)      (28,000)     (123,500)
      Increase (decrease) from changes in:
        Accounts receivable, prepaid expenses
          and other assets                                   (3,900)      (19,800)      (38,300)
        Accounts payable and due to affiliates                1,500       343,700      (370,900)
                                                        -----------   -----------   -----------

             Net cash provided by operating activities      752,400     1,174,100       661,300
                                                        -----------   -----------   -----------
Cash flows from investing activities:
  Capital expenditures                                     (122,700)     (373,700)     (608,900)
  Proceeds from sale of property, plant and equipment            --            --         1,500
  Increase in intangible assets                             (47,600)      (19,100)       (8,400)
  Distributions from joint venture                          350,000            --       350,000
                                                        -----------   -----------   -----------
             Net cash provided by (used in)
               investing activities                         179,700      (392,800)     (265,800)
                                                        -----------   -----------   -----------
Cash flows from financing activities:
  Distributions to partners                                (503,800)     (503,800)     (503,800)
  Repayment of debt                                              --            --      (383,200)
  Deferred loan costs                                        (5,600)           --            --
                                                        -----------   -----------   -----------
             Net cash used in financing activities         (509,400)     (503,800)     (887,000)
                                                        -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents        422,700       277,500      (491,500)

Cash and cash equivalents at beginning of year              242,200       664,900       942,400
                                                        -----------   -----------   -----------

Cash and cash equivalents at end of year                $   664,900   $   942,400   $   450,900
                                                        ===========   ===========   ===========





                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                    =======================================


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

FORM OF PRESENTATION

         Enstar Income Program IV-3, L.P., a Georgia limited partnership (the "Partnership"), owns and operates cable television systems in rural areas of Illinois and Kentucky. The Partnership also participates as a co-general partner in Enstar Cable of Macoupin County, a Georgia general partnership (the "Joint Venture").

         The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations, including income taxes, of the partners.

CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

         Cash equivalents at December 31, 1996 include $388,000 of short-term investments in commercial paper.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)
                    =======================================




NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONCLUDED)

DEFERRED LOAN COSTS AND OTHER DEFERRED CHARGES

         Deferred loan costs and other deferred charges include costs which are amortized using the straight-line method over two years, and loan costs which are capitalized and amortized to interest expense over the life of the related loan. Deferred loan costs related to the Partnership's credit facility were written off in 1996 due to repayment of the note.


RECOVERABILITY OF ASSETS

         The Partnership assesses on an ongoing basis the recoverability of intangible and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to estimated fair value, which would generally approximate discounted cash flows. The Partnership also evaluates the amortization periods of assets, including intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

REVENUE RECOGNITION

         Revenues from cable services are recognized as the services are provided.

INCOME TAXES

         The Partnership pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. Nominal taxes are assessed by certain state jurisdictions. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1996, the book basis of the Partnership's net assets exceeds its tax basis by $103,400.

EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses are allocated 99% to the limited partners and 1% to the general partners. Earnings and losses per unit of limited partnership interest are based on the weighted average number of units outstanding during the year.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1996 presentation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)
                    =======================================


NOTE 2 - PARTNERSHIP MATTERS

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

         The Partnership was formed with an initial capital contribution of $1,100 comprising $1,000 from the Corporate General Partner and $100 from the initial limited partner. Sale of interests in the Partnership began in January 1986, and the initial closing took place by November 1986. The Partnership continued to raise capital until $10,000,000 (the maximum) was sold by January 1987.

         The amended partnership agreement generally provides that all cash distributions (as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The amended partnership agreement also provides that all partnership profits, gains, operational losses, and credits (all as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the limited partners have received cash flow equal to their initial investments, the general partners will only receive a 1% allocation of cash flow from sale or liquidation of a system until the limited partners have received an annual simple interest return of at least 12% of their initial investments less any distributions from previous system sales and cash distributions from operations after Capital Payback. Thereafter, the respective allocations will be made 20% to the general partners and 80% to the limited partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual limited partners will be based on their respective limited partnership ownership interests.

         Upon the disposition of substantially all of the Partnership's assets, gains shall be allocated first to the limited partners having negative capital account balances until their capital accounts are increased to zero, next equally among the general partners until their capital accounts are increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners.

         A portion of the Partnership's distributions to partners is funded from distributions received from Enstar Cable of Macoupin County.

         The amended partnership agreement limits the amount of debt the Partnership may incur.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)
                    =======================================





NOTE 3 - EQUITY IN NET ASSETS OF JOINT VENTURE

         The Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) each owns one third of the Joint Venture. The Joint Venture was initially funded through capital contributions made by each venturer during 1988 of $2,199,700 in cash and $40,000 in capitalized system acquisition and related costs. In 1988, the Joint Venture acquired certain cable television systems in Illinois from the Partnership's Corporate General Partner. Each venturer shares equally in the profits and losses of the Joint Venture. The Joint Venture generated income of $35,700, $84,000 and $370,500 for 1994, 1995 and 1996, respectively, of which
$11,900, $28,000 and $123,500 was allocated to the Partnership for the respective years. The operations of the Joint Venture are significant to the Partnership and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Joint Venture on pages F-13 to F-21 of this Form 10-K.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                           December 31,
                                                  -----------------------------
                                                      1995             1996
                                                  -----------       -----------
 Cable television systems                         $ 5,470,400       $ 5,525,600
 Vehicles, furniture and
   equipment, and leasehold
   improvements                                       212,700           203,700
                                                  -----------       -----------

                                                    5,683,100         5,729,300

 Less accumulated depreciation
   and amortization                                (4,143,400)       (4,087,200)
                                                  -----------       -----------

                                                  $ 1,539,700       $ 1,642,100
                                                  ===========       ===========

NOTE 5 - NOTE PAYABLE

         During 1993, the Partnership entered into a $1,000,000 reducing revolving line of credit agreement (the "Agreement") with a final maturity of June 30, 1997. The note, which bore interest at the lender's base rate, was repaid on February 9, 1996.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)
                    =======================================


NOTE 6 -COMMITMENTS AND CONTINGENCIES

         The Partnership leases buildings and tower sites associated with the systems under operating leases expiring in various years through 2009.

         Future minimum rental payments under noncancelable operating leases that have remaining terms in excess of one year as of December 31, 1996 are as follows:

           Year                                                Amount
           ----                                              ---------
           1997                                              $  14,400
           1998                                                 14,500
           1999                                                 11,800
           2000                                                  9,500
           2001                                                  9,500
           Thereafter                                           36,300
                                                             ---------
                                                             $  96,000
                                                             =========

         Rentals, other than pole rentals, charged to operations amounted to $15,500, $16,700 and $17,000 in 1994, 1995 and 1996, respectively. Pole rentals were $27,400, $32,200 and $31,200 in 1994, 1995 and 1996, respectively.

         Other commitments include approximately $354,000 at December 31, 1996 to complete the rebuild of the Partnership's Shelbyville, Illinois cable system.

         The Partnership is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming services and equipment and installation services.
Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Partnership's cable services. The Partnership believes that compliance with the 1992 Cable Act has had a significant negative impact on its operations and cash flow. It also believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. This statute contains a significant overhaul of the federal regulatory structure. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

                    =======================================



NOTE 7- EMPLOYEE BENEFITS PLANS

         The Partnership has a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Partnership's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions charged against operations of the Partnership for the Profit Sharing Plan in 1994, 1995 or 1996.

NOTE 8 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. Management fee expense was $112,100, $115,600 and $124,500 in 1994, 1995 and 1996, respectively.

         In addition to the monthly fee above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Manager and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $221,900, $188,800 and $191,900 in 1994, 1995 and
1996, respectively.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership approximated $7,400, $10,900 and $34,700 in 1994, 1995 and 1996, respectively. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through Falcon Cablevision. In turn, Falcon Cablevision charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $498,900, $530,500 and $539,200 in 1994, 1995 and 1996,
respectively. Programming fees are included in service costs in the statements of operations.

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash paid for interest amounted to $58,400, $61,700 and $30,800 in 1994, 1995 and 1996, respectively.

                         REPORT OF INDEPENDENT AUDITORS



To the Venturers of
Enstar Cable of Macoupin County  (A Georgia General Partnership)


We have audited the accompanying balance sheets of Enstar Cable of Macoupin County (A Georgia General Partnership) as of December 31, 1995 and 1996, and the related statements of operations, venturers' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Cable of Macoupin County at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





                                               /s/   ERNST & YOUNG LLP


Los Angeles, California
February 21, 1997

                        ENSTAR CABLE OF MACOUPIN COUNTY

                                 BALANCE SHEETS
                       =================================


                                                                                                 December 31,
                                                                                         -----------------------
                                                                                             1995         1996
                                                                                         -----------   ----------
 ASSETS:
      Cash and cash equivalents                                                            $1,071,800  $  442,200

      Accounts receivable, less allowance of $4,700 and
        $3,900, for possible losses                                                            28,700      66,100

      Prepaid expenses and other                                                               16,800      25,700

      Property, plant and equipment, less accumulated
        depreciation and amortization                                                       1,021,500   1,149,400

      Franchise cost, net of accumulated
        amortization of $2,829,600 and $3,162,000                                             701,300     401,000
                                                                                           ----------  ----------

                                                                                           $2,840,100  $2,084,400
                                                                                           ==========  ==========

                                      LIABILITIES AND VENTURERS' CAPITAL

 LIABILITIES:
      Accounts payable                                                                     $  287,300  $  196,200
      Due to affiliates                                                                        68,200      83,100
                                                                                           ----------  ----------

                  TOTAL LIABILITIES                                                           355,500     279,300
                                                                                           ----------  ----------

 COMMITMENTS AND CONTINGENCIES

 VENTURERS' CAPITAL:
      Enstar Income Program IV-1, L.P.                                                        828,200     601,700
      Enstar Income Program IV-2, L.P.                                                        828,200     601,700
      Enstar Income Program IV-3, L.P.                                                        828,200     601,700
                                                                                           ----------  ----------

                  TOTAL VENTURERS' CAPITAL                                                  2,484,600   1,805,100
                                                                                           ----------  ----------

                                                                                           $2,840,100  $2,084,400
                                                                                           ==========  ==========








                See accompanying notes to financial statements.

                        ENSTAR CABLE OF MACOUPIN COUNTY

                            STATEMENTS OF OPERATIONS
                      ==================================




                                                     Year Ended December 31,
                                              ----------------------------------
                                                   1994        1995       1996
                                              ----------  ----------  ----------
REVENUES                                      $1,590,800  $1,646,000  $1,870,600
                                              ----------  ----------  ----------

OPERATING EXPENSES:
     Service costs                               484,100     500,300     532,500
     General and administrative  expenses        161,600     232,300     109,500
     General Partner management fees
       and reimbursed expenses                   231,200     226,600     256,300
     Depreciation and amortization               703,900     634,800     614,400
                                              ----------  ----------  ----------

                                               1,580,800   1,594,000   1,512,700
                                              ----------  ----------  ----------

                 Operating income                 10,000      52,000     357,900
                                              ----------  ----------  ----------

INTEREST INCOME, net                              25,700      32,000      12,000

GAIN ON SALE OF CABLE ASSETS                          --          --         600
                                              ----------  ----------  ----------

NET INCOME                                    $   35,700  $   84,000  $  370,500
                                              ==========  ==========  ==========








                See accompanying notes to financial statements.

                        ENSTAR CABLE OF MACOUPIN COUNTY

                        STATEMENTS OF VENTURERS' CAPITAL
                      ====================================




                                                 Enstar             Enstar                Enstar
                                                 Income             Income                Income
                                                Program             Program               Program
                                               IV-1, L.P.          IV-2, L.P.            IV-3, L.P.             Total
                                              -----------          -----------          -----------          -----------
BALANCE, January 1, 1994                      $ 1,138,300          $ 1,138,300          $ 1,138,300          $ 3,414,900

  Distributions to venturers                     (350,000)            (350,000)            (350,000)          (1,050,000)
  Net income for year                              11,900               11,900               11,900               35,700
                                              -----------          -----------          -----------          -----------

BALANCE, December 31, 1994                        800,200              800,200              800,200            2,400,600

  Net income for year                              28,000               28,000               28,000               84,000
                                              -----------          -----------          -----------          -----------

BALANCE, December 31, 1995                        828,200              828,200              828,200            2,484,600


  Distributions to venturers                     (350,000)            (350,000)            (350,000)          (1,050,000)
  Net income for year                             123,500              123,500              123,500              370,500
                                              -----------          -----------          -----------          -----------

BALANCE, December 31, 1996                    $   601,700          $   601,700          $   601,700          $ 1,805,100
                                              ===========          ===========          ===========          ===========





                See accompanying notes to financial statements.

                        ENSTAR CABLE OF MACOUPIN COUNTY

                            STATEMENTS OF CASH FLOWS

                        ===============================



                                                                             Year Ended December 31,
                                                                 ---------------------------------------------------
                                                                     1994                1995               1996
                                                                 -----------         -----------         -----------
Cash flows from operating activities:
     Net income                                                  $    35,700         $    84,000         $   370,500
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                               703,900             634,800             614,400
         Gain on sale of cable assets                                     --                  --                (600)
         Increase (decrease) from changes in:
          Accounts receivable and prepaid expenses                    11,500             (27,400)            (47,900)
          Accounts payable and due to affiliates                        (800)            108,500             (76,200)
                                                                 -----------         -----------         -----------

          Net cash provided by operating activities                  750,300             799,900             860,200
                                                                 -----------         -----------         -----------
Cash flows from investing activities:
     Capital expenditures                                           (126,900)           (325,500)           (411,200)
     Increase in intangible assets                                    (7,800)            (14,500)            (37,700)
     Proceeds from sale of property, plant and
       equipment                                                          --                  --               9,100
                                                                 -----------         -----------         -----------

          Net cash used in investing activities                     (134,700)           (340,000)           (439,800)
                                                                 -----------         -----------         -----------
Cash flows from financing activities:
     Distributions to venturers                                   (1,050,000)                 --          (1,050,000)
                                                                 -----------         -----------         -----------

Net increase (decrease) in cash and
     cash equivalents                                               (434,400)            459,900            (629,600)

Cash and cash equivalents at beginning of year                     1,046,300             611,900           1,071,800
                                                                 -----------         -----------         -----------

Cash and cash equivalents at end of year                         $   611,900         $ 1,071,800         $   442,200
                                                                 ===========         ===========         ===========





                See accompanying notes to financial statements.

                        ENSTAR CABLE OF MACOUPIN COUNTY

                         NOTES TO FINANCIAL STATEMENTS

                    =======================================


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

FORM OF PRESENTATION

         Enstar Cable of Macoupin County, a Georgia general partnership (the "Venture"), owns and operates cable television systems in rural areas of Illinois.

         The financial statements do not give effect to any assets that Enstar Income Program IV-1, L.P., Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P. (the "Venturers") may have outside of their interest in the Venture, nor to any obligations, including income taxes, of the Venturers.

CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Venture considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

         Cash equivalents at December 31, 1996 include $385,000 of short-term investments in commercial paper.

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

                        ENSTAR CABLE OF MACOUPIN COUNTY

                         NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)
                    =======================================



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONCLUDED)

RECOVERABILITY OF ASSETS

         The Venture assesses on an ongoing basis the recoverability of intangible assets, including franchise costs, and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to estimated fair value, which would generally approximate discounted cash flows. The Venture also evaluates the amortization periods of assets, including franchise costs and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

REVENUE RECOGNITION

         Revenues from cable services are recognized as the services are provided.

INCOME TAXES

         As a partnership, the Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to its Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1996, the tax basis of the Venture's net assets exceeds its book basis by $12,300.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - JOINT VENTURE MATTERS

         The Venture was formed under the terms of a joint venture agreement effective December 30, 1987 among the Venturers, three limited partnerships sponsored by Enstar Communications Corporation as their corporate general partner. The Venture was formed to pool the resources of the three limited partnerships to acquire, own, operate, and dispose of certain cable television systems. In 1988, the Venture acquired two cable television systems in Illinois.

         Under the terms of the agreement, the Venturers share equally in profits, losses, allocations, and assets. Capital contributions, as required, are also made equally.

         On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Enstar Communications Corporation.

                        ENSTAR CABLE OF MACOUPIN COUNTY

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)
                      ===================================


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                                            December 31,
                                                  -----------------------------
                                                      1995              1996
                                                  -----------       -----------
Cable television systems                          $ 2,872,400       $ 3,263,300
Vehicles, furniture and
  equipment, and leasehold
  improvements                                        172,900           170,400
                                                  -----------       -----------

                                                    3,045,300         3,433,700

Less accumulated depreciation
  and amortization                                 (2,023,800)       (2,284,300)
                                                  -----------       -----------

                                                  $ 1,021,500       $ 1,149,400
                                                  ===========       ===========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         The Venture leases buildings and tower sites associated with the systems under operating leases expiring in 1999.

         Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1996 are as follows:

   Year                                       Amount
   ----                                    -----------
   1997                                     $     5,900
   1998                                           5,900
   1999                                           2,800
                                            -----------

                                            $    14,600
                                            ===========


         Rentals, other than pole rentals, charged to operations approximated $7,200, $8,200 and $8,300 in 1994, 1995 and 1996, respectively, while pole rental expense approximated $12,100, $16,300 and $13,600 in 1994, 1995 and 1996, respectively.

         The Venture has guaranteed the debt of Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.

         Other commitments include approximately $153,000 at December 31, 1996 to complete the rebuild of the Venture's Auburn, Illinois cable system that was started in 1996. However, the Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of $310,000 in 1997 to complete the project.

                        ENSTAR CABLE OF MACOUPIN COUNTY

                         NOTES TO FINANCIAL STATEMENTS
                                   (CONCLUDED)

                    =======================================




NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONCLUDED)

         The Venture is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming services and equipment and installation services.
Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Venture's cable services. The Venture believes that compliance with the 1992 Cable Act has had a significant negative impact on its operations and cash flow. It also believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. This statute contains a significant overhaul of the federal regulatory structure. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain non-basic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act.

NOTE 5 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Venture has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 4% of gross receipts, as defined, from the operations of the Venture. Management fees approximated $63,600, $65,800 and $74,800 in 1994, 1995 and 1996, respectively. In addition, the Venture is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner of the Partnership. This fee approximated $15,900, $16,500 and $18,700 in 1994, 1995 and 1996, respectively.

         The Venture also reimburses the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Venture for these services approximated $151,700, $144,300 and $162,800 during 1994, 1995 and 1996, respectively.

         Certain programming services have been purchased through Falcon Cablevision. In turn, Falcon Cablevision charges the Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Venture recorded programming fee expense of $346,400, $364,800 and $388,900 in 1994, 1995 and 1996, respectively.
Programming fees are included in service costs in the statements of operations.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
------     -----------

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
10.17 Amended and Restated Partnership Agreement of Enstar Cable of Macoupin County, as of October 1, 1993.(9)

10.18 Franchise Agreement and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Shelbyville, Illinois.(9)

16.1       Report of change in accountants.(7)

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

(9) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-15686 for the quarter ended March 31, 1995