Form 10-Q
period 1997-03-31
ENSTAR INCOME PROGRAM IV-3 L P
filed 1997-05-12
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1997
                                      --------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                ----------------      ----------------

                 Commission File Number           0-15686
                                                 -----------

Enstar Income Program IV-3, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Georgia                                        58-1648320
  --------------------------------                 -----------------------------
   (State or other jurisdiction                  (I.R.S. Employer Identification
 of incorporation or organization)                             Number)

   10900 Wilshire Boulevard - 15th Floor
          Los Angeles, California                               90024
--------------------------------------------           -------------------------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (310) 824-9990
                                                   ----------------------

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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

                   ==========================================

                                                                         December 31,      March 31,
                                                                            1996*             1997
                                                                         -------------    -------------
                                                                                          (Unaudited)
ASSETS:
  Cash and cash equivalents                                              $     450,900    $     633,900

  Accounts receivable, less allowance of $4,500 and
     $5,000 for possible losses                                                 61,800           50,000

  Prepaid expenses and other assets                                             25,900           34,100

  Equity in net assets of Joint Venture                                        601,700          635,000

  Property, plant and equipment, less accumulated
     depreciation and amortization of $4,087,200 and $4,166,900              1,642,100        1,598,900

  Franchise cost, net of accumulated
     amortization of $1,850,500 and $1,897,600                                 714,300          667,200

  Deferred loan costs and other, net                                             7,600            8,100
                                                                         -------------    -------------

                                                                         $   3,504,300    $   3,627,200
                                                                         =============    =============

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

LIABILITIES:
  Accounts payable                                                       $     222,000   $      176,900
  Due to affiliates                                                            158,300          246,100
                                                                         -------------    -------------

         TOTAL LIABILITIES                                                     380,300          423,000
                                                                         -------------    -------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                             (52,000)         (51,200)
  Limited partners                                                           3,176,000        3,255,400
                                                                         -------------    -------------

         TOTAL PARTNERSHIP CAPITAL                                           3,124,000        3,204,200
                                                                         -------------    -------------

                                                                         $   3,504,300    $   3,627,200
                                                                         =============    =============



               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   =========================================


                                                                                   Unaudited
                                                                         ------------------------------
                                                                              Three months ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                             1996             1997
                                                                         -------------    -------------
REVENUES                                                                 $     584,300    $     665,800
                                                                         -------------    -------------

OPERATING EXPENSES:
  Service costs                                                                187,000          202,100
  General and administrative expenses                                           95,800           77,200
  General Partner management fees
     and reimbursed expenses                                                    71,300           80,800
  Depreciation and amortization                                                177,100          142,100
                                                                         -------------    -------------

                                                                               531,200          502,200
                                                                         -------------    -------------

OPERATING INCOME                                                                53,100          163,600
                                                                         -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income                                                                7,000            5,900
  Interest expense                                                              (9,100)          (1,700)
                                                                         -------------    -------------

                                                                                (2,100)           4,200
                                                                         -------------    -------------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                             51,000          167,800

EQUITY IN NET INCOME
   OF JOINT VENTURE                                                             18,800           38,300
                                                                         -------------    -------------

NET INCOME                                                               $      69,800    $     206,100
                                                                         =============    =============

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                  $        1.73    $        5.11
                                                                         =============    =============

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                              39,900           39,900
                                                                         =============    =============






            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS

                    ========================================


                                                                                   Unaudited
                                                                         ------------------------------
                                                                              Three months ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                             1996             1997
                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $      69,800    $     206,100
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Equity in net income of Joint Venture                                    (18,800)         (38,300)
      Distributions from Joint Venture                                         200,000            5,000
      Depreciation and amortization                                            177,100          142,100
      Amortization of deferred loan costs                                        2,700                -
      Increase (decrease) from changes in:
        Accounts receivable, prepaid expenses and other assets                  17,400            3,600
        Accounts payable and due to affiliates                                (340,800)          42,700
                                                                         -------------    -------------

          Net cash provided by operating activities                            107,400          361,200
                                                                         -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                         (58,100)         (49,200)
  Increase in intangible assets                                                 (4,500)          (3,100)
                                                                         -------------    -------------

          Net cash used in investing activities                                (62,600)         (52,300)
                                                                         -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt                                                          (383,200)               -
  Distributions to partners                                                   (125,900)        (125,900)
                                                                         -------------    -------------

          Net cash used in financing activities                               (509,100)        (125,900)
                                                                         -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                (464,300)         183,000

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                      942,400          450,900
                                                                         -------------    -------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                      $     478,100    $     633,900
                                                                         =============    =============




           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  ============================================


1.      INTERIM FINANCIAL STATEMENTS

        The accompanying condensed interim financial statements for the three months ended March 31, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire year.

2.      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

        The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $33,300 for the three months ended March 31, 1997.

        In addition to the monthly management fees described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $47,500 for the three months ended March 31, 1997.

        The Manager has entered into an identical agreement with Enstar Cable of Macoupin County, a Georgia general partnership, of which the Partnership is a co-partner (the "Macoupin Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin County Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Macoupin Joint Venture, and there is no duplication of reimbursed expenses or costs of the Manager. The Macoupin Joint Venture paid the Manager management fees of approximately $19,300 and reimbursement of expenses of approximately $47,100 under its management agreement for the three months ended March 31, 1997. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $4,800 in respect of its 1% special interest during the three months ended March 31, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)
                 ==============================================




2.      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONCLUDED)

        The Partnership and the Macoupin Joint Venture also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership's and Joint Venture's cable systems. The Partnership and the Joint Venture reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Partnership and the Joint Venture approximated $8,600 for the three months ended March 31, 1997. No management fee is payable to the affiliate by the Partnership and the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

        Certain programming services have been purchased through an affiliate of the Partnership and the Macoupin Joint Venture. In turn, the affiliate charges the Partnership and the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership and the Joint Venture recorded programming fee expense of $254,400 for the three months ended March 31, 1997. Programming fees are included in service costs in the statements of operations.

3.      EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

        Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.

4.      RECLASSIFICATIONS

        Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)
                 ==============================================



5.      EQUITY IN NET ASSETS OF JOINT VENTURE

        Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) owns one third (1/3) of Enstar Cable of Macoupin County (the "Macoupin Joint Venture"). Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of March 31, 1997 and December 31, 1996, and the results of its operations for the three months ended March 31, 1997 and 1996, have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire year.

                                                                         December 31,      March 31,
                                                                            1996*             1997
                                                                         -------------    -------------
                                                                                          (Unaudited)
Current assets                                                           $     528,400    $     667,700
Investment in cable television
   properties, net                                                           1,550,400        1,497,800
Other assets                                                                     5,600            5,100
                                                                         -------------    -------------

                                                                         $   2,084,400    $   2,170,600
                                                                         =============    =============

Current liabilities                                                      $     279,300    $     265,500
Venturers' capital                                                           1,805,100        1,905,100
                                                                         -------------    -------------

                                                                         $   2,084,400    $   2,170,600
                                                                         =============    =============









               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)
               ==================================================




5.      EQUITY IN NET ASSETS OF JOINT VENTURE (CONCLUDED)

                                                                                   Unaudited
                                                                         ------------------------------
                                                                              Three months ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                             1996             1997
                                                                         -------------    -------------
REVENUES                                                                 $     425,200    $     481,600
                                                                         -------------    -------------
OPERATING EXPENSES:
  Service costs                                                                129,600          130,000
  General and administrative expenses                                           41,300           14,100
  General Partner management fees and reimbursed expenses                       54,300           71,200
  Depreciation and amortization                                                151,800          154,600
                                                                         -------------    -------------
                                                                               377,000          369,900
                                                                         -------------    -------------

OPERATING INCOME                                                                48,200          111,700
OTHER INCOME (EXPENSE):
  Interest income                                                                9,400            5,700
  Interest expense                                                              (1,100)          (2,400)
                                                                         -------------    -------------

NET INCOME                                                               $      56,500    $     115,000
                                                                         =============    =============

                        ENSTAR INCOME PROGRAM IV-3, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

               This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information regarding such matters and the effect thereof on the Partnership's business.

        The Partnership conducts its cable television business operations both
(i) through the direct ownership and operation of certain cable television systems and (ii) through its participation as a partner with a one-third (1/3) interest in Enstar Cable of Macoupin County. The Partnership participates equally with its two affiliated co-partners under the Joint Venture's partnership agreement with respect to capital contributions, obligations and commitments and results of operations. Accordingly, in considering the financial condition and results of operations for the Partnership, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration, and with respect to results of operations, a separate discussion is provided for each entity.

RESULTS OF OPERATIONS

        THE PARTNERSHIP

        The Partnership's revenues increased from $584,300 to $665,800, or by 14.0%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $81,500 increase, $52,500 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996, $22,200 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996, $3,700 was due to increases in other revenue producing items and $3,100 was

                        ENSTAR INCOME PROGRAM IV-3, L.P.

due to an increase in the number of subscriptions for basic and premium services. As of March 31, 1997, the Partnership had approximately 6,200 homes subscribing to cable service and 2,000 premium service units.

        Service costs increased from $187,000 to $202,100, or by 8.1%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Service costs represent costs directly attributable to providing cable services to customers. Of the $15,100 increase, $20,400 was due to an increase in programming fees (including primary satellite fees) and $4,100 was due to a decrease in capitalization of labor and overhead expense resulting from fewer capital projects during the 1997 quarter. These increases were partially offset by an $8,000 decrease in direct personnel costs due to the transfer of an employee to the Corporate General Partner's operations in August 1996 and other staff reductions. The increase in programming fees for the year ended December 31, 1996 included a $5,100 increase related to the restructuring of The Disney Channel discussed above.

        General and administrative expenses decreased from $95,800 to $77,200, or by 19.4%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $18,600 decrease, $12,100 was due to lower insurance premiums and $6,800 was due to a decrease in personnel costs.

        Management fees and reimbursed expenses increased from $71,300 to $80,800, or by 13.3%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $9,500 increase, reimbursed expenses increased by $5,400, primarily due to higher allocated personnel costs resulting from staff additions and wage increases. Management fees increased by $4,100 in direct relation to increased revenues as described above.

        Depreciation and amortization expense decreased from $177,100 to $142,100, or by 19.8%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, due to certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

        Operating income increased from $53,100 to $163,600 for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to increased revenues and decreased depreciation and amortization as described above.

        Interest income decreased from $7,000 to $5,900, or by 15.7%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996 due to lower average cash balances available for investment.

        Interest expense decreased from $9,100 to $1,700, or by 81.3%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996 due to the repayment of the Partnership's note payable in February 1996.

               Due to the factors described above, the Partnership's net income increased from $69,800 to $206,100 for the quarter ended March 31, 1997 as compared to the corresponding period in 1996.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

        DISTRIBUTIONS TO PARTNERS

        The Partnership distributed $125,900 to its partners during the three months ended March 31, 1997. The Joint Venture distributed $5,000 to the Partnership during the three months ended March 31, 1997.

        THE MACOUPIN JOINT VENTURE

        The Joint Venture's revenues increased from $425,200 to $481,600, or by 13.3%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $56,400 increase, $34,200 was due to increases in regulated service rates that were implemented by the Joint Venture in the second and fourth quarters of 1996, $16,300 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996, $4,300 was due to increases in other revenue producing items including advertising sales and $1,600 was due to an increase in the number of subscriptions for basic service. As of March 31, 1997, the Joint Venture had approximately 4,500 homes subscribing to cable service and 1,700 premium service units.

        Service costs remained relatively unchanged increasing from $129,600 to $130,000 (less than one percent) for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Service costs represent costs directly attributable to providing cable services to customers.

        General and administrative expenses decreased from $41,300 to $14,100, or by 65.9%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $27,200 decrease, $12,700 was due to an increase in capitalization of labor and overhead expense resulting from the rebuild of the Partnership's Auburn, Illinois cable system, $8,300 was due a decrease in personnel costs, $2,900 was due to a decrease in customer billing expense and $2,500 was due to a decrease in bad debt expense.

        Management fees and reimbursed expenses increased from $54,300 to $71,200, or by 31.1%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $16,900 increase, reimbursable expenses increased by $14,100, primarily due to higher allocated personnel costs resulting from staff additions and wage increases. Management fees increased by $2,800 in direct relation to increased revenues as described above.

        Depreciation and amortization expense increased from $151,800 to $154,600, or by 1.8%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996 due to asset additions related to the upgrade of the Joint Venture's plant.

        Operating income increased from $48,200 to $111,700 for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to increased revenues as described above.

        Interest income, net of interest expense, decreased from $8,300 to $3,300, or by 60.2%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996 due to lower average cash balances available for investment.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

        Due to the factors described above, the Joint Venture's net income increased from $56,500 to $115,000 for the quarter ended March 31, 1997 as compared to the corresponding period in 1996.

        Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 47.0% to 55.3% for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. EBITDA increased from $200,000 to $266,300, or by 33.2%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to increased revenues as described above.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary objective, having invested its net offering proceeds in cable systems and the Joint Venture, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable television systems. In March, the Partnership completed the initial construction phase of the franchise-required rebuild of its Shelbyville, Illinois cable system and the rebuild of its cable systems in surrounding communities. However, completion of the entire project and the introduction of addressability will be delayed until completion of rebuild projects in other nearby communities that involve consolidating the Shelbyville headend. Rebuild expenditures totaled $28,200 in the first three months of 1997. Total rebuild costs are expected to approximate $419,000 in 1997. Additionally, the Joint Venture is required to rebuild its Auburn, Illinois cable system as a condition of its franchise agreement. Construction began in July 1996 and is expected to be completed in the second half of 1997. Capital expenditures related to the rebuild approximated $226,000 in 1996, with additional construction costs of $153,000 projected for 1997. The Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated total additional cost of approximately $770,000, which includes budgeted expenditures of approximately $310,000 in 1997 to complete the project. Rebuild construction costs totaled approximately $90,900 in the first quarter of 1997. The Partnership and the Joint Venture have also budgeted $285,200 and $217,700, respectively, to upgrade other assets in 1997. Management believes that existing cash and cash generated by operations of the Partnership and Joint Venture will be adequate to fund capital expenditures and the continued payment of distributions in 1997.

        The Partnership paid distributions totaling $125,900 during the three months ended March 31, 1997. However, there can be no assurances regarding the level, timing or continuation of future distributions.

                        ENSTAR INCOME PROGRAM IV-3, L.P.



LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

        THREE MONTHS ENDED MARCH 31, 1997 AND 1996

        Operating activities provided $253,800 additional cash during the three months ended March 31, 1997 as compared with the corresponding prior year period. The Partnership used $383,500 less cash to pay liabilities owed to the General Partner and third-party creditors due to timing differences of payments in the first quarter of 1997 compared with the three months ended March 31, 1996. Partnership operations generated $79,100 more cash in the first quarter of 1997 after adding back non-cash items consisting of depreciation and amortization and equity in net income of Joint Venture. This was partially offset by a $195,000 decrease in distributions from the Joint Venture and a $13,800 decrease in cash provided by changes in accounts receivable, prepaid expenses and other assets.

        The Partnership used $10,300 less cash in investing activities in the three months ended March 31, 1997 as compared with the prior year period due to an $8,900 decrease in capital expenditures and a $1,400 decrease in expenditures for intangible assets. The Partnership used $383,200 less cash in financing activities during the three months of 1997 as compared to 1996 due to the repayment of its note payable in February 1996.

        Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 39.4% for the three months ended March 31, 1996 to 45.9% for the three months ended March 31, 1997. The increase was principally attributable to increased revenues. EBITDA increased from $230,200 to $305,700, or by 32.8%, in the three months ended March 31, 1997 as compared to the same period in 1996.

INFLATION

        Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


PART II.              OTHER INFORMATION


ITEMS 1-5.            Not applicable.

ITEM 6.               Exhibits and Reports on Form 8-K

                      (a)    None

                      (b)    The Registrant filed a Form 8-K dated March 11,
                             1997, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate
                             General Partner.

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



                                        By:  ENSTAR COMMUNICATIONS CORPORATION
                                             General Partner






Date:  May 12, 1997                     By:     /s/ Michael K. Menerey
                                             -------------------------
                                             Michael K. Menerey,
                                             Chief Financial Officer