Form 10-Q
period 1997-06-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 1997-08-12
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1997
                                -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                         Commission File Number   0-15686
                                                 ----------

Enstar Income Program IV-3, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                             58-1648320
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

10900 Wilshire Boulevard - 15th Floor
       Los Angeles, California                                   90024
----------------------------------------                 ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (310) 824-9990
                                                     ----------------

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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

                    ========================================


                                                                        December 31,         June 30,
                                                                           1996*               1997
                                                                        ------------        -----------
                                                                                            (Unaudited)
ASSETS:
   Cash and cash equivalents                                            $   450,900         $   768,200

   Accounts receivable, less allowance of $4,500 and
      $3,900 for possible losses                                             61,800              23,900

   Prepaid expenses and other assets                                         25,900              29,800

   Equity in net assets of Joint Venture                                    601,700             645,400

   Property, plant and equipment, less accumulated
      depreciation and amortization of $4,087,200 and $4,217,800          1,642,100           1,606,100

   Franchise cost, net of accumulated
      amortization of $1,850,500 and $1,944,700                             714,300             620,100

   Deferred loan costs and other, net                                         7,600               7,100
                                                                        -----------         -----------

                                                                        $ 3,504,300         $ 3,700,600
                                                                        ===========         ===========


                                          LIABILITIES AND PARTNERSHIP CAPITAL
                                          -----------------------------------

LIABILITIES:
   Accounts payable                                                     $   222,000         $   188,600
   Due to affiliates                                                        158,300             217,900
                                                                        -----------         -----------

          TOTAL LIABILITIES                                                 380,300             406,500
                                                                        -----------         -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                         (52,000)            (50,300)
   Limited partners                                                       3,176,000           3,344,400
                                                                        -----------         -----------

          TOTAL PARTNERSHIP CAPITAL                                       3,124,000           3,294,100
                                                                        -----------         -----------

                                                                        $ 3,504,300         $ 3,700,600
                                                                        ===========         ===========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   ==========================================


                                                        Unaudited
                                                ---------------------------
                                                    Three months ended
                                                         June 30,
                                                ---------------------------
                                                  1996              1997
                                                ---------         ---------
REVENUES                                        $ 599,500         $ 660,400
                                                ---------         ---------

OPERATING EXPENSES:
   Service costs                                  204,300           217,200
   General and administrative expenses            108,800           105,300
   General Partner management fees
      and reimbursed expenses                      81,700            82,900
   Depreciation and amortization                  186,800           109,200
                                                ---------         ---------

                                                  581,600           514,600
                                                ---------         ---------

OPERATING INCOME                                   17,900           145,800
                                                ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                  6,300             8,300
   Interest expense                                (5,300)           (3,600)
   Gain on sale of assets                           1,000            45,000
                                                ---------         ---------

                                                    2,000            49,700
                                                ---------         ---------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                19,900           195,500

EQUITY IN NET INCOME
   OF JOINT VENTURE                                18,600            20,400
                                                ---------         ---------

NET INCOME                                      $  38,500         $ 215,900
                                                =========         =========

Net income allocated to General Partners        $     400         $   2,200
                                                =========         =========

Net income allocated to Limited Partners        $  38,100         $ 213,700
                                                =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $    0.96         $    5.36
                                                =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                 39,900            39,900
                                                =========         =========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   ==========================================


                                                          Unaudited
                                                -------------------------------
                                                       Six months ended
                                                           June 30,
                                                -------------------------------
                                                   1996                 1997
                                                -----------         -----------
REVENUES                                        $ 1,183,800         $ 1,326,200
                                                -----------         -----------

OPERATING EXPENSES:
   Service costs                                    391,300             419,300
   General and administrative expenses              204,600             182,500
   General Partner management fees
      and reimbursed expenses                       153,000             163,700
   Depreciation and amortization                    363,900             251,300
                                                -----------         -----------

                                                  1,112,800           1,016,800
                                                -----------         -----------

OPERATING INCOME                                     71,000             309,400
                                                -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                                   13,300              14,200
   Interest expense                                 (14,400)             (5,300)
   Gain on sale of assets                             1,000              45,000
                                                -----------         -----------

                                                       (100)             53,900
                                                -----------         -----------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                  70,900             363,300

EQUITY IN NET INCOME
   OF JOINT VENTURE                                  37,400              58,700
                                                -----------         -----------

NET INCOME                                      $   108,300         $   422,000
                                                ===========         ===========

Net income allocated to General Partners        $     1,100         $     4,200
                                                ===========         ===========

Net income allocated to Limited Partners        $   107,200         $   417,800
                                                ===========         ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $      2.69         $     10.47
                                                ===========         ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                   39,900              39,900
                                                ===========         ===========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS

                    ========================================


                                                                                 Unaudited
                                                                        ---------------------------
                                                                             Six months ended
                                                                                 June 30,
                                                                        ---------------------------
                                                                          1996              1997
                                                                        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 108,300         $ 422,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Equity in net income of Joint Venture                              (37,400)          (58,700)
       Depreciation and amortization                                      363,900           251,300
       Amortization of deferred loan costs                                  5,500              --
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets            (1,800)           34,000
         Accounts payable and due to affiliates                          (283,100)           26,200
                                                                        ---------         ---------

             Net cash provided by operating activities                    155,400           674,800
                                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (169,800)         (114,900)
   Increase in intangible assets                                           (6,500)           (5,700)
   Distributions from Joint Venture                                       350,000            15,000
                                                                        ---------         ---------

             Net cash provided by (used in) investing activities          173,700          (105,600)
                                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                     (383,200)             --
   Distributions to partners                                             (251,900)         (251,900)
                                                                        ---------         ---------

             Net cash used in financing activities                       (635,100)         (251,900)
                                                                        ---------         ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                      (306,000)          317,300

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                 942,400           450,900
                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                     $ 636,400         $ 768,200
                                                                        =========         =========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $33,000 and $66,300 for the three and six months ended June 30, 1997.

         In addition to the monthly management fees described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $49,900 and $97,400 for the three and six months ended June 30, 1997.

         The Manager has entered into an identical agreement with Enstar Cable of Macoupin County, a Georgia general partnership, of which the Partnership is a co-partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Venture paid the Manager management fees of approximately $19,700 and $39,000 and reimbursement of expenses of approximately $48,700 and $95,800 under its management agreement for the three and six months ended June 30, 1997. In addition, the Joint Venture paid the Corporate General Partner approximately $4,900 and $9,700 in respect of its 1% special interest during the three and six months ended June 30, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     =======================================


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONCLUDED)

         The Partnership and the Joint Venture also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership's and Joint Venture's cable systems. The Partnership and the Joint Venture reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Partnership and the Joint Venture approximated $9,400 and $18,000 for the three and six months ended June 30, 1997. No management fee is payable to the affiliate by the Partnership and the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership and the Joint Venture. In turn, the affiliate charges the Partnership and the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership and the Joint Venture recorded programming fee expense of $261,100 and $515,500 for the three and six months ended June 30, 1997. Programming fees are included in service costs in the statements of operations.

3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses have been allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

                     =======================================


5.       EQUITY IN NET ASSETS OF JOINT VENTURE

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) owns one third (1/3) of the Joint Venture. Each of the co-partners shares equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of June 30, 1997 and December 31, 1996, and the results of its operations for the three and six months ended June 30, 1997 and 1996, have been included. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for the entire year.


                                     December 31,        June 30,
                                        1996*              1997
                                     ------------       ----------
                                                        (Unaudited)
Current assets                        $  528,400        $  860,500
Investment in cable television
   properties, net                     1,550,400         1,425,000
Other assets                               5,600             4,300
                                      ----------        ----------

                                      $2,084,400        $2,289,800
                                      ==========        ==========


Current liabilities                   $  279,300        $  353,600
Venturers' capital                     1,805,100         1,936,200
                                      ----------        ----------

                                      $2,084,400        $2,289,800
                                      ==========        ==========












               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)

                     =======================================


5.       EQUITY IN NET ASSETS OF JOINT VENTURE (CONCLUDED)


                                                                           Unaudited
                                                                  ---------------------------
                                                                     Three months ended
                                                                           June 30,
                                                                  ---------------------------
                                                                    1996              1997
                                                                  ---------         ---------
REVENUES                                                          $ 444,800         $ 492,700
                                                                  ---------         ---------
OPERATING EXPENSES:
   Service costs                                                    142,100           139,400
   General and administrative expenses                               35,000            45,100
   General Partner management fees and reimbursed expenses           60,500            73,300
   Depreciation and amortization                                    153,200           179,200
                                                                  ---------         ---------
                                                                    390,800           437,000
                                                                  ---------         ---------

OPERATING INCOME                                                     54,000            55,700
OTHER INCOME (EXPENSE):
   Interest income                                                    3,700             8,400
   Interest expense                                                  (2,700)           (3,000)
   Gain on sale of assets                                               600              --
                                                                  ---------         ---------
NET INCOME                                                        $  55,600         $  61,100
                                                                  =========         =========


                                                                           Unaudited
                                                                  ---------------------------
                                                                       Six months ended
                                                                           June 30,
                                                                  ---------------------------
                                                                    1996              1997
                                                                  ---------         ---------
REVENUES                                                          $ 870,000         $ 974,300
                                                                  ---------         ---------
OPERATING EXPENSES:
   Service costs                                                    271,700           269,400
   General and administrative expenses                               76,300            59,200
   General Partner management fees and reimbursed expenses          114,800           144,500
   Depreciation and amortization                                    305,000           333,800
                                                                  ---------         ---------
                                                                    767,800           806,900
                                                                  ---------         ---------

OPERATING INCOME                                                    102,200           167,400
OTHER INCOME (EXPENSE):
   Interest income                                                   13,100            14,100
   Interest expense                                                  (3,800)           (5,400)
   Gain on sale of assets                                               600              --
                                                                  ---------         ---------
NET INCOME                                                        $ 112,100         $ 176,100
                                                                  =========         =========

                        ENSTAR INCOME PROGRAM IV-3, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and Federal Communications Commission (the "FCC") rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         The Partnership's revenues increased from $599,500 to $660,400, or by 10.2%, and from $1,183,800 to $1,326,200, or by 12.0%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Of the $60,900 increase in revenues for the three months ended June 30, 1997 as compared to the corresponding period in 1996, $43,300 was due to increases in regulated service rates

                        ENSTAR INCOME PROGRAM IV-3, L.P.

that were implemented by the Partnership in the second and fourth quarters of 1996, $18,300 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $3,400 was due to increases in other revenue producing items. These increases were partially offset by a $4,100 decrease in revenues due to decreases in the number of subscriptions for services, primarily premium services. Of the $142,400 increase in revenues for the six months ended June 30, 1997 as compared to the corresponding period in 1996, $100,200 was due to increases in regulated service rates, $36,000 was due to the restructuring of The Disney Channel and $7,100 was due to increases in other revenue producing items. These increases were partially offset by a $900 decrease in revenues due to decreases in the number of subscriptions for premium and tier services. As of June 30, 1997, the Partnership had approximately 6,200 homes subscribing to cable service and 1,800 premium service units.

         Service costs increased from $204,300 to $217,200, or by 6.3%, and from $391,300 to $419,300, or by 7.2%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. Programming expense accounted for the majority of the increase in both periods. Programming expense increased primarily as a result of higher rates charged by program suppliers.

         General and administrative expenses decreased from $108,800 to $105,300, or by 3.2%, and from $204,600 to $182,500, or by 10.8%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The decreases were primarily due to lower insurance premiums.

         Management fees and reimbursed expenses increased from $81,700 to $82,900, or by 1.5%, and from $153,000 to $163,700, or by 7.0%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Partially offsetting the increase in management fees, reimbursed expenses decreased for the three months ended June 30, 1997 due to lower allocated telephone and marketing expenses. Reimbursed expenses increased for the six months ended June 30, 1997, primarily due to higher allocated personnel costs resulting from staff additions and wage increases.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 34.1% to 38.6% and from 36.7% to 42.3% for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The change was primarily due to increased revenues. EBITDA increased from $204,700 to $255,000, or by 24.6%, and from $434,900 to $560,700, or by 28.9%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense decreased from $186,800 to $109,200, or by 41.5%, and from $363,900 to $251,300, or by 30.9%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, due to certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

         Operating income increased from $17,900 to $145,800 and from $71,000 to $309,400 for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, primarily due to increased revenues and decreased depreciation and amortization as described above.

         Interest income increased from $6,300 to $8,300, or by 31.7%, and from $13,300 to $14,200, or by 6.8%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, due to higher average cash balances available for investment.

         Interest expense decreased from $5,300 to $3,600, or by 32.1%, and from $14,400 to $5,300, or by 63.2%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, due to the repayment of the Partnership's note payable in February 1996.

         Gain on sale of assets increased from $1,000 to $45,000 for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, due to the sale of a building owned by the Partnership.

         Due to the factors described above, the Partnership's net income increased from $38,500 to $215,900 and from $108,300 to $422,000 for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996.

         DISTRIBUTIONS TO PARTNERS

         The Partnership distributed $126,000 and $251,900 to its partners during the three and six months ended June 30, 1997, respectively. The Joint Venture distributed $10,000 and $15,000 to the Partnership during the three and six months ended June 30, 1997, respectively.

         THE MACOUPIN JOINT VENTURE

         The Macoupin Joint Venture's revenues increased from $444,800 to $492,700, or by 10.8%, and from $870,000 to $974,300, or by 12.0%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Of the $47,900 increase in revenues for the three months ended June 30,1997 as compared to the corresponding period in 1996, $40,800 was due to increases in regulated service rates that were implemented by the Joint Venture in the second and fourth quarters of 1996, $13,000 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $1,600 was due to increases in other revenue producing items. These increases were partially offset by a $7,500 decrease in revenues due to decreases in the number of subscriptions for premium services. Of the $104,300 increase in revenues for the six months ended June 30,1997 as compared to the corresponding period in 1996, $85,700 was due to increases in regulated service rates, $25,500 was due to the restructuring of The Disney Channel and $5,900 was due to increases in other revenue producing items. These increases were partially offset by a $12,800 decrease in revenues due to decreases in the number of subscriptions for premium services. As of June 30, 1997, the Macoupin Joint Venture had approximately 4,500 homes subscribing to cable service and 1,600 premium service units.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

         Service costs decreased from $142,100 to $139,400, or by 1.9%, for the three months and remained relatively unchanged, decreasing from $271,700 to $269,400 (less than one percent), for the six months ended June 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers.
The decrease was primarily due to lower personnel costs.

         General and administrative expenses increased from $35,000 to $45,100, or by 28.9%, for the quarter ended June 30, 1997 and decreased from $76,300 to $59,200, or by 22.4%, for the six months ended June 30, 1997 as compared to the corresponding periods in 1996. The increase in the quarter was primarily due to an insurance premium adjustment and an increase in bad debt expense. The decrease in the six months was primarily due to lower personnel costs.

         Management fees and reimbursed expenses increased from $60,500 to $73,300, or by 21.2%, and from $114,800 to $144,500, or by 25.9%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs resulting from staff additions and wage increases.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 46.6% to 47.7% and from 46.8% to 51.4% for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The change was primarily due to increased revenues. EBITDA increased from $207,200 to $234,900, or by 13.4%, and from $407,200 to $501,200, or by 23.1%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense increased from $153,200 to $179,200, or by 17.0%, and from $305,000 to $333,800, or by 9.4%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, due to asset additions related to the upgrade of the Joint Venture's plant.

         Operating income increased from $54,000 to $55,700, or by 3.1%, and from $102,200 to $167,400, or by 63.8%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, primarily due to increased revenues as described above.

         Interest income, net of interest expense, increased from $1,000 to $5,400 for the quarter ended June 30, 1997 and decreased from $9,300 to $8,700 for the six months ended June 30, 1997 as compared to the corresponding periods in 1996. The increase for the quarter was due to higher average cash balances available for investment in 1997 while additional interest expense incurred in the six months ended June 30, 1997 offset increases in interest income for the period.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         Due to the factors described above, the Joint Venture's net income increased from $55,600 to $61,100, or by 9.9%, and from $112,100 to $176,100, or by 57.1%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996.

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

         In March, the Partnership completed the initial construction phase of the franchise-required rebuild of its Shelbyville, Illinois cable system and the rebuild of its cable systems in surrounding communities. However, completion of the entire project and the introduction of addressability will be delayed until completion of rebuild projects in other nearby communities that involve consolidating the Shelbyville headend. Rebuild expenditures totaled $73,100 in the first six months of 1997. Total rebuild costs are expected to approximate $419,000 in 1997.

         Additionally, the Joint Venture is required to rebuild its Auburn, Illinois cable system as a condition of its franchise agreement. Construction began in July 1996 and is expected to be completed in the second half of 1997. Capital expenditures related to the rebuild approximated $226,000 in 1996, with additional construction costs of $153,000 projected for 1997. The Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated total additional cost of approximately $770,000, which includes budgeted expenditures of approximately $310,000 in 1997 to complete the project. Rebuild construction costs totaled approximately $184,000 in the six months ended June 30, 1997. The Partnership and the Joint Venture have also budgeted $285,200 and $217,700, respectively, to upgrade other assets in 1997. Management believes that existing cash and cash generated by operations of the Partnership and Joint Venture will be adequate to fund capital expenditures and the continued payment of distributions in 1997.

         The Partnership paid distributions totaling $126,000 and $251,900 during the three and six months ended June 30, 1997, respectively. However, there can be no assurances regarding the level, timing or continuation of future distributions.

         SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Operating activities provided $519,400 more cash during the six months ended June 30, 1997 than in the corresponding period in 1996. The Partnership used $309,300 less cash to pay liabilities owed to the Corporate General Partner and third-party creditors due to timing differences of payments in the first half of 1997 as compared with the prior year period. Partnership operations generated $174,300 more cash in the six months ended June 30, 1997 after adding back non-cash items consisting of depreciation and amortization

                        ENSTAR INCOME PROGRAM IV-3, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

and equity in net income of Joint Venture. Changes in accounts receivable, prepaid expenses and other assets provided $35,800 more cash in the six months ended June 30, 1997 than in the corresponding prior year period, due to the timing of receivable collections and the payment of prepaid expenses.

         Investing activities used net cash of $105,600 in the six months ended June 30, 1997 as compared with the prior year period when investing activities provided net cash totaling $173,700. The change was primarily due to a $335,000 decrease in distributions received from the Joint Venture, partially offset by a decrease of $54,900 in capital expenditures and an $800 decrease in expenditures for intangible assets. The Partnership used $383,200 less cash in financing activities during the first six months of 1997 as compared to the corresponding 1996 period due to the repayment of its note payable in February 1996.

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


                                       By: ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner






Date:  August 12, 1997                 By:  /s/ Michael K. Menerey
                                           ----------------------------
                                           Michael K. Menerey,
                                           Chief Financial Officer