Form 10-Q
period 1997-09-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 1997-11-13
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997
                               --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

                       Commission File Number  0-15686
                                              ---------

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


                        Exhibit Index located at Page E-1

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

                 ===============================================


                                                                       December 31,         September 30,
                                                                          1996*                 1997
                                                                       -------------        -------------
                                                                                             (Unaudited)
ASSETS:
   Cash and cash equivalents                                             $   450,900          $   769,500

   Accounts receivable, less allowance of $4,500 and
      $7,200 for possible losses                                              61,800               20,700

   Prepaid expenses and other assets                                          25,900              164,500

   Equity in net assets of Joint Venture                                     601,700              670,200

   Property, plant and equipment, less accumulated
      depreciation and amortization of $4,087,200 and $4,276,700           1,642,100            1,579,500

   Franchise cost, net of accumulated
      amortization of $1,850,500 and $1,991,800                              714,300              573,000

   Deferred loan costs and other charges, net                                  7,600                6,300
                                                                         -----------          -----------

                                                                         $ 3,504,300          $ 3,783,700
                                                                         ===========          ===========

                                LIABILITIES AND PARTNERSHIP CAPITAL
                                -----------------------------------

LIABILITIES:
   Accounts payable                                                      $   222,000          $   210,900
   Due to affiliates                                                         158,300              224,500
                                                                         -----------          -----------

            TOTAL LIABILITIES                                                380,300              435,400
                                                                         -----------          -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                          (52,000)             (49,800)
   Limited partners                                                        3,176,000            3,398,100
                                                                         -----------          -----------

            TOTAL PARTNERSHIP CAPITAL                                      3,124,000            3,348,300
                                                                         -----------          -----------

                                                                         $ 3,504,300          $ 3,783,700
                                                                         ===========          ===========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                 ===============================================


                                                       Unaudited
                                               --------------------------
                                                  Three months ended
                                                     September 30,
                                               --------------------------
                                                  1996             1997
                                               ---------        ---------

REVENUES                                       $ 613,700        $ 662,700
                                               ---------        ---------

OPERATING EXPENSES:
   Service costs                                 190,300          230,600
   General and administrative expenses            73,300           91,600
   General Partner management fees
      and reimbursed expenses                     84,500           81,900
   Depreciation and amortization                 171,600          119,100
                                               ---------        ---------

                                                 519,700          523,200
                                               ---------        ---------

OPERATING INCOME                                  94,000          139,500
                                               ---------        ---------

OTHER INCOME (EXPENSE):
   Interest income                                 5,600            9,600
   Interest expense                              (14,200)          (3,800)
   Loss on sale of assets                         (5,700)            --
                                               ---------        ---------

                                                 (14,300)           5,800
                                               ---------        ---------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                               79,700          145,300

EQUITY IN NET INCOME OF JOINT VENTURE             33,900           34,800
                                               ---------        ---------

NET INCOME                                     $ 113,600        $ 180,100
                                               =========        =========

Net income allocated to General Partners       $   1,100        $   1,800
                                               =========        =========

Net income allocated to Limited Partners       $ 112,500        $ 178,300
                                               =========        =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                        $    2.82        $    4.47
                                               =========        =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                39,900           39,900
                                               =========        =========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                 ===============================================


                                                         Unaudited
                                               ------------------------------
                                                     Nine months ended
                                                       September 30,
                                               ------------------------------
                                                   1996               1997
                                               -----------        -----------

REVENUES                                       $ 1,797,500        $ 1,988,900
                                               -----------        -----------

OPERATING EXPENSES:
   Service costs                                   581,600            649,900
   General and administrative expenses             277,900            274,100
   General Partner management fees
      and reimbursed expenses                      237,500            245,600
   Depreciation and amortization                   535,500            370,400
                                               -----------        -----------

                                                 1,632,500          1,540,000
                                               -----------        -----------

OPERATING INCOME                                   165,000            448,900
                                               -----------        -----------

OTHER INCOME (EXPENSE):
   Interest income                                  18,900             23,800
   Interest expense                                (28,600)            (9,100)
   Gain (loss) on sale of assets                    (4,700)            45,000
                                               -----------        -----------

                                                   (14,400)            59,700
                                               -----------        -----------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                150,600            508,600

EQUITY IN NET INCOME OF JOINT VENTURE               71,300             93,500
                                               -----------        -----------

NET INCOME                                     $   221,900        $   602,100
                                               ===========        ===========

Net income allocated to General Partners       $     2,200        $     6,000
                                               ===========        ===========

Net income allocated to Limited Partners       $   219,700        $   596,100
                                               ===========        ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                        $      5.51        $     14.94
                                               ===========        ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                  39,900             39,900
                                               ===========        ===========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS

                 ===============================================


                                                                              Unaudited
                                                                      --------------------------
                                                                           Nine months ended
                                                                             September 30,
                                                                      --------------------------
                                                                         1996             1997
                                                                      ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $ 221,900        $ 602,100
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Equity in net income of Joint Venture                           (71,400)         (93,500)
        Depreciation and amortization                                   535,500          370,400
        Amortization of deferred loan costs                              17,400                -
        (Gain) loss on sale of cable assets                               4,700          (45,000)
        Increase (decrease) from changes in:
           Accounts receivable, prepaid expenses and other assets        (2,000)         (97,500)
           Accounts payable and due to affiliates                      (291,600)          55,100
                                                                      ---------        ---------

             Net cash provided by operating activities                  414,500          791,600
                                                                      ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                (374,500)        (158,100)
   Proceeds from sale of property, plant and equipment                    1,500           45,000
   Increase in intangible assets                                         (7,400)          (7,100)
   Distributions from Joint Venture                                     350,000           25,000
                                                                      ---------        ---------

             Net cash used in investing activities                      (30,400)         (95,200)
                                                                      ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                   (383,200)               -
   Distributions to partners                                           (377,800)        (377,800)
                                                                      ---------        ---------

             Net cash used in financing activities                     (761,000)        (377,800)
                                                                      ---------        ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                    (376,900)         318,600

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                               942,400          450,900
                                                                      ---------        ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                   $ 565,500        $ 769,500
                                                                      =========        =========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 ===============================================


1.         INTERIM FINANCIAL STATEMENTS

           The accompanying condensed interim financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the entire year.

2.         TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

           The Partnership has a management and service agreement with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $33,100 and $99,400 for the three and nine months ended September 30, 1997.

           In addition to the monthly management fees described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $48,800 and $146,200 for the three and nine months ended September 30, 1997.

           The Manager has entered into an identical agreement with Enstar Cable of Macoupin County, a Georgia general partnership, of which the Partnership is a co-partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Venture paid the Manager management fees of approximately $20,000 and $59,000 and reimbursement of expenses of approximately $49,200 and $145,000 under its management agreement for the three and nine months ended September 30, 1997. In addition, the Joint Venture paid the Corporate General Partner approximately $5,100 and $14,800 in respect of its 1% special interest during the three and nine months ended September 30, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 ===============================================


2.         TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

           The Partnership and the Joint Venture also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership's and Joint Venture's cable systems. The Partnership and the Joint Venture reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Partnership and the Joint Venture approximated $20,400 and $38,400 for the three and nine months ended September 30, 1997. No management fee is payable to the affiliate by the Partnership and the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

           Certain programming services have been purchased through an affiliate of the Partnership and the Joint Venture. In turn, the affiliate charges the Partnership and the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership and the Joint Venture recorded programming fee expense of $261,600 and $777,100 for the three and nine months ended September 30, 1997. Programming fees are included in service costs in the statements of operations.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 ===============================================


4.         EQUITY IN NET ASSETS OF JOINT VENTURE

           Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) owns one third (1/3) of the Joint Venture. Each of the co-partners shares equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of September 30, 1997 and December 31, 1996, and the results of its operations for the three and nine months ended September 30, 1997 and 1996, have been included. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the entire year.


                                                     December 31,       September 30,
                                                         1996*              1997
                                                     ------------       ------------
                                                                         (Unaudited)

Current assets                                       $    528,400       $    893,600
Investment in cable television properties, net          1,550,400          1,560,800
Other assets                                                5,600              3,700
                                                     ------------       ------------

                                                     $  2,084,400       $  2,458,100
                                                     ============       ============


Current liabilities                                  $    279,300       $    447,500
Venturers' capital                                      1,805,100          2,010,600
                                                     ------------       ------------

                                                     $  2,084,400       $  2,458,100
                                                     ============       ============




               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 ===============================================


4.         EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)


                                                                          Unaudited
                                                                 ------------------------------
                                                                      Three months ended
                                                                         September 30,
                                                                 ------------------------------
                                                                     1996               1997
                                                                 -----------        -----------
REVENUES                                                         $   463,900        $   501,100
                                                                 -----------        -----------
OPERATING EXPENSES:
   Service costs                                                     130,300            141,600
   General and administrative expenses                                15,500             49,000
   General Partner management fees and reimbursed expenses            64,000             74,300
   Depreciation and amortization                                     152,700            136,900
                                                                 -----------        -----------

                                                                     362,500            401,800
                                                                 -----------        -----------

OPERATING INCOME                                                     101,400             99,300
OTHER INCOME (EXPENSE):
   Interest income                                                     3,200              8,400
   Interest expense                                                   (2,700)            (3,300)
                                                                 -----------        -----------

NET INCOME                                                       $   101,900        $   104,400
                                                                 ===========        ===========


                                                                          Unaudited
                                                                 ------------------------------
                                                                       Nine months ended
                                                                         September 30,
                                                                 ------------------------------
                                                                     1996               1997
                                                                 -----------        -----------
REVENUES                                                         $ 1,333,900        $ 1,475,400
                                                                 -----------        -----------
OPERATING EXPENSES:
   Service costs                                                     402,000            411,000
   General and administrative expenses                                91,800            108,200
   General Partner management fees and reimbursed expenses           178,800            218,800
   Depreciation and amortization                                     457,700            470,700
                                                                 -----------        -----------

                                                                   1,130,300          1,208,700
                                                                 -----------        -----------

OPERATING INCOME                                                     203,600            266,700
OTHER INCOME (EXPENSE):
   Interest income                                                    16,300             22,500
   Interest expense                                                   (6,500)            (8,700)
   Gain on sale of assets                                                600                  -
                                                                 -----------        -----------

NET INCOME                                                       $   214,000        $   280,500
                                                                 ===========        ===========

                        ENSTAR INCOME PROGRAM IV-3, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

           The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of programming service tiers will be phased out altogether in 1999. The regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

           The Partnership conducts its cable television business operations both (i) through the direct ownership and operation of certain cable television systems and (ii) through its participation as a partner with a one-third (1/3) interest in the Joint Venture. The Partnership participates equally with its two affiliated co-partners under the Joint Venture's partnership agreement with respect to capital contributions, obligations and commitments and results of operations. Accordingly, in considering the financial condition and results of operations for the Partnership, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration, and with respect to results of operations, a separate discussion is provided for each entity.

RESULTS OF OPERATIONS

           THE PARTNERSHIP

           The Partnership's revenues increased from $613,700 to $662,700, or by 8.0%, and from $1,797,500 to $1,988,900, or by 10.6%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Of the $49,000 increase in revenues for the three months ended September 30, 1997 as compared to the corresponding period in 1996, $52,600 was due to increases in regulated service

                        ENSTAR INCOME PROGRAM IV-3, L.P.

rates that were implemented by the Partnership in the fourth quarter of 1996 and the third quarter of 1997 and $7,200 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $10,800 due to decreases in the number of subscriptions for services, primarily premium and tier services. Of the $191,400 increase in revenues for the nine months ended September 30, 1997 as compared to the corresponding period in 1996, $168,600 was due to increases in regulated service rates, $34,300 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $14,300 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $25,800 due to decreases in the number of subscriptions for premium and tier services. As of September 30, 1997, the Partnership had approximately 6,200 homes subscribing to cable service and 1,800 premium service units.

           Service costs increased from $190,300 to $230,600, or by 21.2%, and from $581,600 to $649,900, or by 11.7%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The increase in both periods was due to increases in programming expense of $19,300 and $53,400 for the quarter and nine months ended September 30, 1997 as compared to the corresponding 1996 periods. Programming expense increased primarily as a result of higher rates charged by program suppliers and due to channel additions. The three months' increase was also due to a decrease of $20,000 in the capitalization of labor and overhead costs resulting from reductions in construction activity in the quarter ended September 30, 1997.

           General and administrative expenses increased from $73,300 to $91,600, or by 25.0%, and decreased from $277,900 to $274,100, or by 1.4%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increase for the quarter was primarily due to an increase in bad debt expense ($7,800), insurance premium service fees ($4,200) and customer billing expense ($4,000). The decrease for the nine months was primarily due to lower insurance premiums and personnel costs.

           Management fees and reimbursed expenses decreased from $84,500 to $81,900, or by 3.1%, and increased from $237,500 to $245,600, or by 3.4%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. The increase in management fees was more than offset in the quarter and partially offset in the nine months ended September 30, 1997 by a decrease in reimbursed expenses due to lower allocated telephone and marketing expenses.

           Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 43.3% to 39.0% and increased from 39.0% to 41.2% for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The decrease for the quarter was primarily due to increased programming expense and decreases in the capitalization of labor and overhead costs. The increase for the nine months was primarily due to increased revenues. EBITDA decreased from $265,600 to $258,600, or by 2.6%, and increased from $700,500 to $819,300, or by
17.0%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in

                        ENSTAR INCOME PROGRAM IV-3, L.P.

addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

           Depreciation and amortization expense decreased from $171,600 to $119,100, or by 30.6%, and from $535,500 to $370,400, or by 30.8%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, due to certain plant assets becoming fully depreciated and certain intangible assets becoming fully amortized.

           Operating income increased from $94,000 to $139,500 and from $165,000 to $448,900 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, primarily due to increased revenues and decreased depreciation and amortization as described above.

           Interest income increased from $5,600 to $9,600, or by 71.4%, and from $18,900 to $23,800, or by 25.9%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, primarily due to higher average cash balances available for investment and due to a change in investment policy that yielded a higher return on invested cash.

           Interest expense decreased from $14,200 to $3,800, or by 73.2%, and from $28,600 to $9,100, or by 68.2%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. During the three months ended September 30, 1996, the Partnership fully amortized to interest expense the remaining $10,000 of deferred loan costs related to its note payable, which was repaid in February 1996.

           The Partnership sold a building in June and recognized a gain on sale of assets of $45,000 during the nine months ended September 30, 1997.

           Due to the factors described above, the Partnership's net income increased from $113,600 to $180,100 and from $221,900 to $602,100 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

           DISTRIBUTIONS TO PARTNERS

           The Partnership distributed $125,900 and $377,800 to its partners during the three and nine months ended September 30, 1997, respectively. The Joint Venture distributed $10,000 and $25,000 to the Partnership during the three and nine months ended September 30, 1997, respectively.

           THE MACOUPIN JOINT VENTURE

           The Macoupin Joint Venture's revenues increased from $463,900 to $501,100, or by 8.0%, and from $1,333,900 to $1,475,400, or by 10.6%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Of the $37,200 increase in revenues for the three months ended September 30, 1997 as compared to the corresponding period in 1996, $44,300 was due to increases in regulated service rates that were implemented by the Joint Venture in the fourth quarter of 1996 and the third

                        ENSTAR INCOME PROGRAM IV-3, L.P.

quarter of 1997. These increases were partially offset by a decrease of $4,100 due to decreases in the number of subscriptions for premium services and a $3,000 decrease in other revenue producing items. Of the $141,500 increase in revenues for the nine months ended September 30, 1997 as compared to the corresponding period in 1996, $137,800 was due to increases in regulated service rates, $24,700 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $2,900 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $23,900 due to decreases in the number of subscriptions for premium services. As of September 30, 1997, the Macoupin Joint Venture had approximately 4,500 homes subscribing to cable service and 1,600 premium service units.

           Service costs increased from $130,300 to $141,600, or by 8.7%, and from $402,000 to $411,000, or by 2.2%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The increase in the quarter was primarily due to higher personnel costs and programming expense. The increase in the nine months was primarily due to franchise fees and programming expense. Programming expense increased as a result of higher rates charged by program suppliers. Franchise fees increased as a result of revenue increases as discussed above.

           General and administrative expenses increased from $15,500 to $49,000 and from $91,800 to $108,200 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increase was primarily due to an insurance premium service fee.

           Management fees and reimbursed expenses increased from $64,000 to $74,300, or by 16.1%, and from $178,800 to $218,800, or by 22.4%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs.

           Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 54.8% to 47.1% and increased from 49.6% to 50.0% for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The three month change was primarily due to higher insurance costs, as described above, while the nine month change was primarily due to increased revenues. EBITDA decreased from $254,100 to $236,200, or by 7.0%, and increased from $661,300 to $737,400, or by 11.5%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

           Depreciation and amortization expense decreased from $152,700 to $136,900, or by 10.3%, for the three months and increased from $457,700 to $470,700, or by 2.8%, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The decrease for the quarter was due to certain intangible assets becoming fully amortized. The increase for the nine months was due to a reduction in the estimated remaining life of existing plant being replaced in the Joint Venture's Auburn franchise area.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

           Operating income decreased from $101,400 to $99,300, or by 2.1%, and increased from $203,600 to $266,700, or by 31.0%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The decrease for the quarter was primarily due to an increase in insurance costs. The nine month increase was primarily due to increased revenues, as described above.

           Interest income, net of interest expense, increased from $500 to $5,100, and from $9,800 to $13,800, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increases were due to higher average cash balances available for investment in 1997 and due to a change in investment policy that yielded a higher return on invested cash.

           Due to the factors described above, the Joint Venture's net income increased from $101,900 to $104,400, or by 2.5%, and from $214,000 to $280,500, or by 31.1%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

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

           In March 1997, the Partnership completed the initial construction phase of the franchise-required rebuild of its Shelbyville, Illinois cable system and the rebuild of its cable systems in surrounding communities. However, completion of the entire project and the introduction of addressability will be delayed until the 1998 completion of rebuild projects in other nearby communities that involve consolidating the Shelbyville headend. Rebuild expenditures totaled $96,200 in the first nine months of 1997. Total rebuild costs are expected to approximate $300,000 in 1997.

           Additionally, the Joint Venture is required to rebuild its Auburn, Illinois cable system as a condition of its franchise agreement. Construction began in July 1996 and is expected to be completed in the second half of 1997. Capital expenditures related to the rebuild approximated $226,000 in 1996, with additional construction costs of $153,000 projected for 1997. The Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated total additional cost of approximately $1,100,000, which includes projected expenditures of approximately $650,000 in 1997 to complete the project. Rebuild construction costs totaled approximately $447,200 in the nine months ended September 30, 1997. The Partnership and the Joint Venture also anticipate expenditures of $120,000 and $100,000, respectively, to upgrade other assets in 1997. Management believes that existing cash and cash generated by operations of the Partnership and Joint Venture will be adequate to fund capital expenditures and the continued payment of distributions in 1997.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

           The Partnership paid distributions totaling $125,900 and $377,800 during the three and nine months ended September 30, 1997, respectively. However, there can be no assurances regarding the level, timing or continuation of future distributions.

           NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

           Operating activities provided $377,100 more cash during the nine months ended September 30, 1997 than in the corresponding period in 1996. The Partnership used $346,700 less cash to pay liabilities owed to the Corporate General Partner and third-party creditors due to timing differences of payments in the first nine months of 1997 as compared with the prior year period. Partnership operations generated $125,900 more cash in the nine months ended September 30, 1997 after adding back non-cash items consisting of depreciation and amortization expense and deducting equity in net income of Joint Venture and gain of sale of cable assets. Changes in accounts receivable, prepaid expenses and other assets used $95,500 more cash in the nine months ended September 30, 1997 than in the corresponding prior year period, due to the timing of receivable collections and the payment of prepaid expenses.

           Investing activities used $64,800 more cash in the nine months ended September 30, 1997 as compared with the prior year period. The change was primarily due to a $325,000 decrease in distributions received from the Joint Venture, partially offset by a decrease of $216,400 in capital expenditures, a $43,500 increase in proceeds from the sale of certain partnership assets and a $300 decrease in expenditures for intangible assets. The Partnership used $383,200 less cash in financing activities during the first nine months of 1997 than in the corresponding 1996 period due to the repayment of its note payable in February 1996.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.


PART II.          OTHER INFORMATION


ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibit 10.19 - Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Auburn, IL.

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



                                      By: ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner






Date:  November 12, 1997              By:  /s/ Michael K. Menerey
                                          ----------------------------
                                          Michael K. Menerey,
                                          Chief Financial Officer

                        ENSTAR INCOME PROGRAM IV-3, L.P.




                                  EXHIBIT INDEX


Exhibit
Number                                     Description

10.19 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Auburn, IL.