Form 10-Q
period 1998-03-31
ENSTAR INCOME PROGRAM IV-3 L P
filed 1998-05-14
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                               -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                         Commission File Number 0-15686
                                                -------

Enstar Income Program IV-3, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Georgia                                             58-1648320
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


 10900 Wilshire Boulevard - 15th Floor
        Los Angeles, California                                   90024
----------------------------------------                 -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (310) 824-9990
                                                   --------------------


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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

                        ================================


                                                                         December 31,          March 31,
                                                                             1997*                1998
                                                                         ------------         -----------
                                                                                              (Unaudited)
ASSETS:
   Cash and cash equivalents                                             $   788,300          $   566,200

   Accounts receivable, less allowance of $5,100 and
      $1,900 for possible losses                                              26,100               10,700

   Prepaid expenses and other assets                                         155,100              171,100

   Equity in net assets of Joint Venture                                     708,600              749,800

   Property, plant and equipment, less accumulated
      depreciation and amortization of $4,350,900 and $4,429,000           1,897,300            1,811,000

   Franchise cost, net of accumulated
      amortization of $2,039,000 and $2,086,200                              533,000              485,800

   Deferred charges, net                                                       4,900                4,600
                                                                         -----------          -----------

                                                                         $ 4,113,300          $ 3,799,200
                                                                         ===========          ===========

                                   LIABILITIES AND PARTNERSHIP CAPITAL
                                   -----------------------------------

LIABILITIES:
   Accounts payable                                                      $   543,400          $   168,300
   Due to affiliates                                                         177,700              173,500
                                                                         -----------          -----------

              TOTAL LIABILITIES                                              721,100              341,800
                                                                         -----------          -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                          (49,300)             (48,700)
   Limited partners                                                        3,441,500            3,506,100
                                                                         -----------          -----------

              TOTAL PARTNERSHIP CAPITAL                                    3,392,200            3,457,400
                                                                         -----------          -----------

                                                                         $ 4,113,300          $ 3,799,200
                                                                         ===========          ===========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================



                                                            Unaudited
                                                   ----------------------------
                                                        Three months ended
                                                            March 31,
                                                   ----------------------------
                                                     1997                1998
                                                   ---------          ---------
REVENUES                                           $ 665,800          $ 668,800
                                                   ---------          ---------

OPERATING EXPENSES:
   Service costs                                     202,100            216,100
   General and administrative expenses                77,200             82,500
   General Partner management fees
      and reimbursed expenses                         80,800             89,900
   Depreciation and amortization                     142,100            133,400
                                                   ---------          ---------

                                                     502,200            521,900
                                                   ---------          ---------

OPERATING INCOME                                     163,600            146,900
                                                   ---------          ---------

OTHER INCOME (EXPENSE):
   Interest income                                     5,900              6,500
   Interest expense                                   (1,700)            (3,500)
                                                   ---------          ---------

                                                       4,200              3,000
                                                   ---------          ---------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                  167,800            149,900

EQUITY IN NET INCOME OF JOINT VENTURE
                                                      38,300             41,200
                                                   ---------          ---------

NET INCOME                                         $ 206,100          $ 191,100
                                                   =========          =========

Net income allocated to General Partners           $   2,100          $   1,900
                                                   =========          =========

Net income allocated to Limited Partners           $ 204,000          $ 189,200
                                                   =========          =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                            $    5.11          $    4.74
                                                   =========          =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                    39,900             39,900
                                                   =========          =========



            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS

                        ================================


                                                                                      Unaudited
                                                                             ----------------------------
                                                                                  Three months ended
                                                                                      March 31,
                                                                             ----------------------------
                                                                                1997              1998
                                                                             ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $ 206,100          $ 191,100
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Equity in net income of Joint Venture                                 (38,300)           (41,200)
         Depreciation and amortization                                         142,100            133,400
         Increase (decrease) from changes in:
            Accounts receivable, prepaid expenses and other assets               3,600               (600)
            Accounts payable and due to affiliates                              42,700           (379,300)
                                                                             ---------          ---------

                 Net cash provided by (used in) operating activities           356,200            (96,600)
                                                                             ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (49,200)             2,000
   Increase in intangible assets                                                (3,100)            (1,600)
   Distributions from Joint Venture                                              5,000              --
                                                                             ---------          ---------

                 Net cash provided by (used in) investing activities           (47,300)               400
                                                                             ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                  (125,900)          (125,900)
                                                                             ---------          ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                            183,000           (222,100)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                      450,900            788,300
                                                                             ---------          ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                          $ 633,900          $ 566,200
                                                                             =========          =========



            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================



1.          INTERIM FINANCIAL STATEMENTS

            The accompanying condensed interim financial statements for the three months ended March 31, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the entire year.

2.          TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

            The Partnership has a management and service agreement with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $33,400 for the three months ended March 31, 1998.

            In addition to the monthly management fees described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $56,500 for the three months ended March 31, 1998.

            The Manager has entered into an identical agreement with Enstar Cable of Macoupin County, a Georgia general partnership, of which the Partnership is a co-partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Venture paid the Manager management fees of approximately $19,800 and reimbursement of expenses of approximately $51,300 under its management agreement for the three months ended March 31, 1998. In addition, the Joint Venture paid the Corporate General Partner approximately $5,000 in respect of its 1% special interest during the three months ended March 31, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


2.          TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

            The Partnership and the Joint Venture also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership's and Joint Venture's cable systems. The Partnership and the Joint Venture reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Partnership and the Joint Venture approximated $2,200 for the three months ended March 31, 1998. No management fee is payable to the affiliate by the Partnership and the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

            Certain programming services have been purchased through an affiliate of the Partnership and the Joint Venture. In turn, the affiliate charges the Partnership and the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership and the Joint Venture recorded programming fee expense of $267,600 for the three months ended March 31, 1998.
Programming fees are included in service costs in the statements of operations.

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

4.          RECLASSIFICATIONS

            Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


5.          EQUITY IN NET ASSETS OF JOINT VENTURE

            Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) owns one-third (1/3) of the Joint Venture. Each of the co-partners shares equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of March 31, 1998 and December 31, 1997, and the results of its operations for the three months ended March 31, 1998 and 1997, have been included. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the entire year.


                                                      December 31,         March 31,
                                                         1997*               1998
                                                      ------------        ----------
                                                                         (Unaudited)
Current assets                                         $  893,900         $  858,700
Investment in cable television properties, net          1,667,100          1,639,100
Other assets                                                3,000              3,200
                                                       ----------         ----------

                                                       $2,564,000         $2,501,000
                                                       ==========         ==========


Current liabilities                                    $  438,200         $  251,700
Venturers' capital                                      2,125,800          2,249,300
                                                       ----------         ----------

                                                       $2,564,000         $2,501,000
                                                       ==========         ==========






               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


4.          EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)



                                                                             Unaudited
                                                                   ----------------------------
                                                                       Three months ended
                                                                            March 31,
                                                                   ----------------------------
                                                                     1997                1998
                                                                   ---------          ---------
REVENUES                                                           $ 481,600          $ 496,900
                                                                   ---------          ---------
OPERATING EXPENSES:
   Service costs                                                     130,000            161,300
   General and administrative expenses                                14,100             43,200
   General Partner management fees and reimbursed expenses            71,200             76,100
   Depreciation and amortization                                     154,600             94,800
                                                                   ---------          ---------
                                                                     369,900            375,400
                                                                   ---------          ---------

OPERATING INCOME                                                     111,700            121,500
OTHER INCOME (EXPENSE):
   Interest income                                                     5,700              4,800
   Interest expense                                                   (2,400)            (2,800)
                                                                   ---------          ---------

NET INCOME                                                         $ 115,000          $ 123,500
                                                                   =========          =========

                        ENSTAR INCOME PROGRAM IV-3, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

            The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

            This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information regarding such matters and the effect thereof on the Partnership's business.

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

RESULTS OF OPERATIONS

            THE PARTNERSHIP

            The Partnership's revenues increased from $665,800 to $668,800, or by less than one percent, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Of the $3,000 increase, $32,000 was due to increases in regulated service rates that were implemented by the Partnership in

                        ENSTAR INCOME PROGRAM IV-3, L.P.

1997 and $6,000 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $35,000 due to decreases in the number of subscriptions for basic, premium and tier services. As of March 31, 1998, the Partnership had approximately 6,000 basic subscribers and 1,600 premium service units.

            Service costs increased from $202,100 to $216,100, or by 6.9%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Service costs represent costs directly attributable to providing cable services to customers. The increase was due to increases in franchise fees and programming expense. Programming expense increased primarily as a result of higher rates charged by program suppliers and due to channel additions.

            General and administrative expenses increased from $77,200 to $82,500, or by 6.9%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase for the quarter was primarily due to increases in marketing expenses, certain insurance premiums and professional fees.

            Management fees and reimbursed expenses increased from $80,800 to $89,900, or by 11.3%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased due to higher allocated personnel costs resulting from staff additions and wage increases.

            Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 45.9% to 41.9% for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The decrease for the quarter was primarily due to increased reimbursed expenses and marketing expenses. EBITDA decreased from $305,700 to $280,300, or by 8.3%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

            Depreciation and amortization expense decreased from $142,100 to $133,400, or by 6.1%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997, due to certain plant assets becoming fully depreciated.

            Operating income decreased from $163,600 to $146,900, or by 10.2%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997, primarily due to increased reimbursed expenses and marketing related expenses as described above.

            Interest income increased from $5,900 to $6,500, or by 10.2%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997, primarily due to higher average cash balances available for investment.

            Due to the factors described above, the Partnership's net income decreased from $206,100 to $191,100, or by 7.3%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

            DISTRIBUTIONS TO PARTNERS

            The Partnership distributed $125,900 to its partners during the three months ended March 31, 1998. The Joint Venture did not make distributions to the Partnership during the three months ended March 31, 1998.

            THE MACOUPIN JOINT VENTURE

            The Joint Venture's revenues increased from $481,600 to $496,900, or by 3.2%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Of the $15,300 increase, $32,400 was due to increases in regulated service rates that were implemented by the Joint Venture in 1997 and $3,100 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $20,200 due to decreases in the number of subscriptions for basic, premium and tier services. As of March 31, 1998, the Joint Venture had approximately 4,400 basic subscribers and 1,400 premium service units.

            Service costs increased from $130,000 to $161,300, or by 24.1%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Service costs represent costs directly attributable to providing cable services to customers. The increase was principally due to decreased capitalization of labor and overhead costs due to fewer capital projects in the 1998 period and higher programming fees and personnel costs. Programming expense increased as a result of higher rates charged by program suppliers. Personnel costs increased due to staff additions.

            General and administrative expenses increased from $14,100 to $43,200 for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase was principally due to an increase of $11,100 in bad debt expense and a decrease of $11,100 in capitalization of labor and overhead costs resulting from reductions in rebuild construction activity in the Auburn, Illinois franchise during the first quarter of 1998.

            Management fees and reimbursed expenses increased from $71,200 to $76,100, or by 6.9%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs.

            Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 55.3% to 43.5% for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The three months' decrease was primarily due to lower capitalization of labor and overhead costs and higher bad debt expense as described above. EBITDA decreased from $266,300 to $216,300, or by 18.8%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

            Depreciation and amortization expense decreased from $154,600 to $94,800, or by 38.7%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The decrease for the quarter was due to certain intangible assets becoming fully amortized.

            Operating income increased from $111,700 to $121,500, or by 8.8%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase for the quarter was primarily due to increased revenues and decreased depreciation and amortization expense.

            Interest income, net of interest expense, decreased from $3,300 to $2,000, or by 39.4%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The decrease was due to lower average cash balances available for investment in 1998.

            Due to the factors described above, the Joint Venture's net income increased from $115,000 to $123,500, or by 7.4%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

            The Partnership's primary objective, having invested its net offering proceeds in cable systems and the Joint Venture, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's and Joint Venture's existing cable television systems.

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

            Additionally, the Joint Venture is required to rebuild its Auburn, Illinois cable system as a condition of its franchise agreement. Capital expenditures related to the rebuild approximated $430,900 as of December 31, 1997, with additional construction costs of $25,000 budgeted for 1998. The Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated total additional cost of approximately $1,500,000. Capital expenditures in the surrounding communities approximated $876,600 as of December 31, 1997. The Joint Venture has budgeted additional expenditures of $635,000 in 1998 to complete the rebuild. Expenditures related to the total rebuild approximated $35,600 during the first quarter of 1998. In addition, the Joint Venture is planning to upgrade its cable plant in Girard and Carlinville, Illinois beginning in 1999 at an estimated cost of approximately $2.4 million. The Partnership and the Joint Venture have budgeted capital expenditures of $105,000 and $75,000, respectively, for the upgrade of other

                        ENSTAR INCOME PROGRAM IV-3, L.P.

assets in 1998. Management believes that existing cash and cash generated by operations of the Partnership and Joint Venture will be adequate to fund capital expenditures and the continued payment of distributions in 1998.

            The Partnership paid distributions totaling $125,900 during the three months ended March 31, 1998. However, there can be no assurances regarding the level, timing or continuation of future distributions.

            Beginning in August 1997, the Partnership and Joint Venture elected to self-insure their cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

            While the Partnership and Joint Venture have made the election to self-insure for these risks based upon a comparison of historical damage sustained over the past five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 71% of the Partnership's and Joint Venture's subscribers are served by their systems in Shelbyville and Carlinville, Illinois and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's and Joint Venture's liquidity and cash flows. The Partnership and Joint Venture continue to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

            The "Year 2000" issue refers to certain contingencies that could result from computer programs being written using two digits rather than four to define the year. Many existing computer systems, including certain computer systems of the Partnership and Joint Venture, process transactions based on two digits for the year of the transaction (for example, "98" for 1998). These computer systems may not operate effectively when the last two digits become "00," as will occur on January 1, 2000.

            The Corporate General Partner has commenced an assessment of the Partnership's and Joint Venture's Year 2000 business risks and their exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of their vendors and service providers. Based on a preliminary study, the Corporate General Partner has concluded that certain of the Partnership's and Joint Venture's information systems were not Year 2000 compliant and has elected to replace such software and hardware with Year 2000 compliant applications and equipment, although the decision to replace major portions of such software and hardware had previously been made without regard to the Year 2000 issue. The Corporate General Partner expects to install substantially all of the new systems in 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FHGLP.

            In addition to evaluating internal systems, the Corporate General Partner has also initiated communications with third party vendors and service suppliers to determine the extent to which the Partnership's and Joint Venture's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. There can be no assurance that the systems of other companies

                        ENSTAR INCOME PROGRAM IV-3, L.P.

on which the Partnership's and Joint Venture's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's and Joint Venture's systems. The Corporate General Partner continues to closely monitor Year 2000 developments with vendors and service suppliers.

            THREE MONTHS ENDED MARCH 31, 1998 AND 1997

            Operating activities provided $452,800 less cash during the three months ended March 31, 1998 than in the corresponding prior year period. The Partnership used $422,000 more cash to pay liabilities owed to the Corporate General Partner and third-party creditors due to timing differences of payments during the 1998 quarter as compared with the prior year period. Changes in accounts receivable, prepaid expenses and other assets used $4,200 more cash in the 1998 quarter due to the timing of receivable collections and the payment of prepaid expenses.

            Investing activities provided $47,700 more cash in the three months ended March 31, 1998 than in the prior year period. The change was primarily due to a $51,200 decrease in capital expenditures and a $1,500 decrease in expenditures for intangible assets, partially offset by a $5,000 decrease in distributions from the Joint Venture.

INFLATION

            Certain of the Joint Ventures' expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that the Joint Ventures are able to increase their service rates periodically, of which there can be no assurance.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


PART II.          OTHER INFORMATION


ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      None.

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



                                      By: ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner






Date:  May 14, 1998                   By: /s/ Michael K. Menerey
                                          --------------------------------
                                          Michael K. Menerey,
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Secretary