Form 10-Q
period 1998-06-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 1998-08-13
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

                       Commission File Number     0-15686
                                                -----------

                        Enstar Income Program IV-3, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                              58-1648320
-------------------------------                           ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)

10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                                    90024
----------------------------------------                 -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (310) 824-9990
                                                    -----------------

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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

                    =========================================

                                                                        December 31,          June 30,
                                                                           1997*               1998
                                                                        -----------         -----------
                                                                                            (Unaudited)
ASSETS:
   Cash and cash equivalents                                            $   788,300         $   654,400

   Accounts receivable, less allowance of $5,100 and
      $2,500 for possible losses                                             26,100              24,300

   Prepaid expenses and other assets                                        155,100             165,500

   Equity in net assets of Joint Venture                                    708,600             801,100

   Property, plant and equipment, less accumulated
      depreciation and amortization of $4,350,900 and $4,507,600          1,897,300           1,786,600

   Franchise cost, net of accumulated
      amortization of $2,039,000 and $2,133,400                             533,000             438,600

   Deferred charges, net                                                      4,900               3,600
                                                                        -----------         -----------

                                                                        $ 4,113,300         $ 3,874,100
                                                                        ===========         ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

LIABILITIES:
   Accounts payable                                                     $   543,400         $   180,200
   Due to affiliates                                                        177,700             175,900
                                                                        -----------         -----------

          TOTAL LIABILITIES                                                 721,100             356,100
                                                                        -----------         -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                         (49,300)            (48,000)
   Limited partners                                                       3,441,500           3,566,000
                                                                        -----------         -----------

          TOTAL PARTNERSHIP CAPITAL                                       3,392,200           3,518,000
                                                                        -----------         -----------

                                                                        $ 4,113,300         $ 3,874,100
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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    =========================================

                                                             Unaudited
                                                    ---------------------------
                                                          Three months ended
                                                              June 30,
                                                    ---------------------------
                                                      1997              1998
                                                    ---------         ---------
REVENUES                                            $ 660,400         $ 670,100
                                                    ---------         ---------

OPERATING EXPENSES:
   Service costs                                      217,200           236,500
   General and administrative expenses                105,300            82,200
   General Partner management fees
      and reimbursed expenses                          82,900            91,700
   Depreciation and amortization                      109,200           134,400
                                                    ---------         ---------

                                                      514,600           544,800
                                                    ---------         ---------

OPERATING INCOME                                      145,800           125,300
                                                    ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                      8,300             6,600
   Interest expense                                    (3,600)           (3,300)
   Gain on sale of cable assets                        45,000               200
                                                    ---------         ---------

                                                       49,700             3,500
                                                    ---------         ---------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                   195,500           128,800

EQUITY IN NET INCOME OF JOINT VENTURE                  20,400            57,800
                                                    ---------         ---------

NET INCOME                                          $ 215,900         $ 186,600
                                                    =========         =========

Net income allocated to General Partners            $   2,200         $   1,900
                                                    =========         =========

Net income allocated to Limited Partners            $ 213,700         $ 184,700
                                                    =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                             $    5.36         $    4.63
                                                    =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                     39,900            39,900
                                                    =========         =========



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    =========================================

                                                           Unaudited
                                                -------------------------------
                                                        Six months ended
                                                           June 30,
                                                -------------------------------
                                                    1997                1998
                                                -----------         -----------
REVENUES                                        $ 1,326,200         $ 1,338,900
                                                -----------         -----------

OPERATING EXPENSES:
   Service costs                                    419,300             452,600
   General and administrative expenses              182,500             164,700
   General Partner management fees
      and reimbursed expenses                       163,700             181,600
   Depreciation and amortization                    251,300             267,800
                                                -----------         -----------

                                                  1,016,800           1,066,700
                                                -----------         -----------

OPERATING INCOME                                    309,400             272,200
                                                -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                                   14,200              13,100
   Interest expense                                  (5,300)             (6,800)
   Gain on sale of cable assets                      45,000                 200
                                                -----------         -----------

                                                     53,900               6,500
                                                -----------         -----------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                 363,300             278,700

EQUITY IN NET INCOME OF JOINT VENTURE                58,700              99,000
                                                -----------         -----------

NET INCOME                                      $   422,000         $   377,700
                                                ===========         ===========

Net income allocated to General Partners        $     4,200         $     3,800
                                                ===========         ===========

Net income allocated to Limited Partners        $   417,800         $   373,900
                                                ===========         ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $     10.47         $      9.37
                                                ===========         ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                   39,900              39,900
                                                ===========         ===========



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS

                    =========================================



                                                                                Unaudited
                                                                       ---------------------------
                                                                             Six months ended
                                                                                June 30,
                                                                       ---------------------------
                                                                          1997              1998
                                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $ 422,000         $ 377,700
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Equity in net income of Joint Venture                             (58,700)          (99,000)
       Depreciation and amortization                                     251,300           267,800
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets           34,000            (8,600)
         Accounts payable and due to affiliates                           26,200          (365,000)
                                                                       ---------         ---------

             Net cash provided by operating activities                   674,800           172,900
                                                                       ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                 (114,900)          (59,100)
   Increase in intangible assets                                          (5,700)           (2,300)
   Distributions from Joint Venture                                       15,000             6,500
                                                                       ---------         ---------

             Net cash used in investing activities                      (105,600)          (54,900)
                                                                       ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                            (251,900)         (251,900)
                                                                       ---------         ---------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                      317,300          (133,900)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                450,900           788,300
                                                                       ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $ 768,200         $ 654,400
                                                                       =========         =========




           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $33,500 and $66,900 for the three and six months ended June 30, 1998.

         In addition to the monthly management fees described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $58,200 and $114,700 for the three and six months ended June 30, 1998.

         The Manager has entered into an identical agreement with Enstar Cable of Macoupin County, a Georgia general partnership, of which the Partnership is a co-partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Venture paid the Manager management fees of approximately $20,100 and $39,900 and reimbursement of expenses of approximately $52,100 and $103,400 under its management agreement for the three and six months ended June 30, 1998. In addition, the Joint Venture paid the Corporate General Partner approximately $5,000 and $10,000 in respect of its 1% special interest during the three and six months ended June 30, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

         The Partnership and the Joint Venture also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership's and Joint Venture's cable systems. The Partnership and the Joint Venture reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Partnership and the Joint Venture approximated $1,800 and $4,000 for the three and six months ended June 30, 1998. No management fee is payable to the affiliate by the Partnership and the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership and the Joint Venture. In turn, the affiliate charges the Partnership and the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership and the Joint Venture recorded programming fee expense of $271,200 and $538,800 for the three and six months ended June 30, 1998. Programming fees are included in service costs in the statements of operations.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


4.       EQUITY IN NET ASSETS OF JOINT VENTURE

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) owns one-third (1/3) of the Joint Venture. Each of the co-partners shares equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of June 30, 1998 and December 31, 1997, and the results of its operations for the three and six months ended June 30, 1998 and 1997, have been included. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results for the entire year.


                                                      December 31,       June 30,
                                                        1997*              1998
                                                      ----------        ----------
                                                                        (Unaudited)
Current assets                                        $  893,900        $1,077,200
Investment in cable television properties, net         1,667,100         1,607,700
Other assets                                               3,000             2,800
                                                      ----------        ----------

                                                      $2,564,000        $2,687,700
                                                      ==========        ==========


Current liabilities                                   $  438,200        $  284,500
Venturers' capital                                     2,125,800         2,403,200
                                                      ----------        ----------

                                                      $2,564,000        $2,687,700
                                                      ==========        ==========




               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


4.       EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)

                                                                           Unaudited
                                                                  ---------------------------
                                                                        Three months ended
                                                                            June 30,
                                                                  ---------------------------
                                                                     1997             1998
                                                                  ---------         ---------
REVENUES                                                          $ 492,700         $ 500,600
                                                                  ---------         ---------
OPERATING EXPENSES:
   Service costs                                                    139,400           143,900
   General and administrative expenses                               45,100            29,400
   General Partner management fees and reimbursed expenses           73,300            77,200
   Depreciation and amortization                                    179,200            80,800
                                                                  ---------         ---------
                                                                    437,000           331,300
                                                                  ---------         ---------

OPERATING INCOME                                                     55,700           169,300
OTHER INCOME (EXPENSE):
   Interest income                                                    8,400             7,100
   Interest expense                                                  (3,000)           (3,000)
                                                                  ---------         ---------

NET INCOME                                                        $  61,100         $ 173,400
                                                                  =========         =========

                                                                           Unaudited
                                                                  ---------------------------
                                                                        Six months ended
                                                                            June 30,
                                                                  ---------------------------
                                                                     1997              1998
                                                                  ---------         ---------
REVENUES                                                          $ 974,300         $ 997,500
                                                                  ---------         ---------
OPERATING EXPENSES:
   Service costs                                                    269,400           305,200
   General and administrative expenses                               59,200            72,600
   General Partner management fees and reimbursed expenses          144,500           153,300
   Depreciation and amortization                                    333,800           175,600
                                                                  ---------         ---------
                                                                    806,900           706,700
                                                                  ---------         ---------

OPERATING INCOME                                                    167,400           290,800
OTHER INCOME (EXPENSE):
   Interest income                                                   14,100            11,900
   Interest expense                                                  (5,400)           (5,800)
                                                                  ---------         ---------

NET INCOME                                                        $ 176,100         $ 296,900
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

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         The Partnership's revenues increased from $660,400 to $670,100, or by 1.5%, and from $1,326,200 to $1,338,900, or by 1.0%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Of the $9,700 increase in revenues for the three months ended June 30, 1998

                        ENSTAR INCOME PROGRAM IV-3, L.P.

as compared to the corresponding period in 1997, $25,200 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $3,200 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $18,700 due to decreases in the number of subscriptions for basic, premium and tier services. Of the $12,700 increase in revenues for the six months ended June 30, 1998 as compared to the corresponding period in 1997, $57,100 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $9,200 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $53,600 due to decreases in the number of subscriptions for basic, premium and tier services. As of June 30, 1998, the Partnership had approximately 6,400 basic subscribers and 1,600 premium service units.

         Service costs increased from $217,200 to $236,500, or by 8.9%, and from $419,300 to $452,600, or by 7.9%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. The increases were primarily due to decreased capitalization of labor and overhead costs resulting from fewer capital projects in the 1998 periods and due to higher franchise fees and property taxes. Franchise fees increased in direct relation to increases in revenues. Property taxes increased due to higher tax assessments in the Partnership's Kentucky system.

         General and administrative expenses decreased from $105,300 to $82,200, or by 21.9%, and from $182,500 to $164,700, or by 9.8%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The decreases were primarily due to decreases in certain insurance premiums, bad debt expense and personnel costs.

         Management fees and reimbursed expenses increased from $82,900 to $91,700, or by 10.6%, and from $163,700 to $181,600, or by 10.9%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased in the three and six months ended June 30, 1998 as compared with the corresponding periods in 1997 primarily due to higher allocated personnel costs and telephone expense. Personnel costs increased as a result of staff additions.

         Depreciation and amortization expense increased from $109,200 to $134,400, or by 23.1%, and from $251,300 to $267,800, or by 6.6%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997, due to the addition of plant assets.

         Operating income decreased from $145,800 to $125,300, or by 14.1%, and from $309,400 to $272,200, or by 12.0%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997, primarily due to lower capitalization of labor and overhead costs and higher franchise fees and property taxes as described above.

         Interest income decreased from $8,300 to $6,600, or by 20.5%, and from $14,200 to $13,100, or by 7.7%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The decreases were primarily due to lower average cash balances available for investment in the 1998 periods.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

         Gain on sale of cable assets decreased from $45,000 to $200 for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The Partnership sold a building during the second quarter of 1997 and recognized a gain of $45,000 in connection with the sale. In the second quarter of 1998, the Partnership sold equipment and recognized a gain on that sale.

         Due to the factors described above, the Partnership's net income decreased from $215,900 to $186,600, or by 13.6%, and from $422,000 to $377,700, or by 10.5%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization (EBITDA) and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 38.6% to 38.8% and decreased from 42.3% to 40.3% for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The three months' increase was primarily due to lower insurance premiums, bad debt expense and personnel costs. The six months' decrease was primarily due to lower capitalization of labor and overhead costs and higher franchise fees and property taxes as described above. EBITDA increased from $255,000 to $259,700, or by 1.8%, and decreased from $560,700 to $540,000, or by 3.7%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

         DISTRIBUTIONS TO PARTNERS

         The Partnership distributed $125,900 and $251,900 to its partners during the three and six months ended June 30, 1998. The Joint Venture distributed $6,500 to the Partnership during the three and six months ended June 30, 1998.

         THE JOINT VENTURE

         The Joint Venture's revenues increased from $492,700 to $500,600, or by 1.6%, and from $974,300 to $997,500, or by 2.4%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Of the $7,900 increase in revenues for the three months ended June 30, 1998 as compared to the corresponding period in 1997, $29,100 was due to increases in regulated service rates that were implemented by the Joint Venture in 1997. These increases were partially offset by a decrease of $2,400 due to decreases in other revenue producing items and $18,800 due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. Of the $23,200 increase in revenues for the six months ended June 30, 1998 as compared to the corresponding period in 1997, $61,700 was due to increases in regulated service rates that were implemented by the Joint Venture in 1997 and $700 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $39,200 due to decreases

                        ENSTAR INCOME PROGRAM IV-3, L.P.

in the number of subscriptions for basic, premium, tier and equipment rental services. As of June 30, 1998, the Joint Venture had approximately 4,500 basic subscribers and 1,300 premium service units.

         Service costs increased from $139,400 to $143,900, or by 3.2%, and from $269,400 to $305,200, or by 13.3%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. The increases were principally due to higher programming fees and personnel costs. Programming expense increased as a result of higher rates charged by program suppliers. Personnel costs increased due to staff additions.

         General and administrative expenses decreased from $45,100 to $29,400, or by 34.8%, and increased from $59,200 to $72,600, or by 22.6%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The three months' decrease was principally due to lower insurance premiums. The six months' increase was principally due to increases in bad debt expense and professional fees, including audit expense.

         Management fees and reimbursed expenses increased from $73,300 to $77,200, or by 5.3%, and from $144,500 to $153,300, or by 6.1%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs resulting from staff additions.

         Depreciation and amortization expense decreased from $179,200 to $80,800, or by 54.9%, and from $333,800 to $175,600, or by 47.4%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The decreases were due to certain intangible assets becoming fully amortized and certain tangible assets becoming fully depreciated.

         Operating income increased from $55,700 to $169,300 and from $167,400 to $290,800 for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to decreased depreciation and amortization expense as described above.

         Interest income, net of interest expense, decreased from $5,400 to $4,100, or by 24.1%, and from $8,700 to $6,100, or by 29.9%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The decreases were due to lower average cash balances available for investment in the 1998 periods.

         Due to the factors described above, the Joint Venture's net income increased from $61,100 to $173,400 and from $176,100 to $296,900 for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

         Based on its experience in the cable television industry, the Joint Venture believes that operating income before depreciation and amortization (EBITDA) and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage.
EBITDA is not a measurement determined under

                        ENSTAR INCOME PROGRAM IV-3, L.P.

generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 47.7% to 50.0% and decreased from 51.4% to 46.8% for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The three months' increase was primarily due to higher revenues and lower insurance premiums. The six months' decrease was primarily due to higher programming expense and personnel costs as described above. EBITDA increased from $234,900 to $250,100, or by 6.5%, and decreased from $501,200 to $466,400, or by 6.9%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

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

         In March 1997, the Partnership completed the initial construction phase of the franchise-required rebuild of its Shelbyville, Illinois cable system and the rebuild of its cable systems in surrounding communities. However, completion of the entire project and the introduction of addressability will be delayed until the 1998 completion of rebuild projects in other nearby communities that involve consolidating the Shelbyville headend. Rebuild expenditures totaled $426,100 in 1997. Total additional rebuild costs are expected to approximate $190,000 in 1998. Project costs were approximately $33,600 as of June 30, 1998.

         Additionally, the Joint Venture is required to rebuild its Auburn, Illinois cable system as a condition of its franchise agreement. Capital expenditures related to the rebuild approximated $430,900 as of December 31, 1997, with additional construction costs of $25,000 budgeted for 1998. The Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated total additional cost of approximately $1,500,000. Capital expenditures in the surrounding communities approximated $876,600 as of December 31, 1997. The Joint Venture has budgeted additional expenditures of $635,000 in 1998 to complete the rebuild. Expenditures related to the total rebuild approximated $78,000 during the first six months of 1998. In addition, the Joint Venture is planning to upgrade its cable plant in Girard and Carlinville, Illinois beginning in 1999 at an estimated cost of approximately $2.4 million. The Partnership and the Joint Venture have budgeted capital expenditures of $105,000 and $75,000, respectively, for the upgrade of other assets in 1998. Management believes that existing cash and cash generated by operations of the Partnership and Joint Venture will be adequate to fund capital expenditures and the continued payment of distributions in 1998.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

         The Partnership paid distributions totaling $125,900 and $251,900 during the three and six months ended June 30, 1998. However, there can be no assurances regarding the level, timing or continuation of future distributions.

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

         In addition to evaluating internal systems, the Corporate General Partner is currently assessing exposure to risks associated with operating and revenue generating equipment and has also initiated communications with significant third party vendors and service suppliers to determine the extent to which the Partnership's and Joint Venture's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership and Joint Venture currently expect that the cost to replace non-compliant equipment will be determined during the third quarter of 1998. Such costs will be borne by the Partnership and Joint Venture. There can be no assurance that the systems of other

                        ENSTAR INCOME PROGRAM IV-3, L.P.

companies on which the Partnership's and Joint Venture's systems rely will be timely converted and that the failure to do so would not have an adverse impact on their business. The Partnership and Joint Venture continue to closely monitor developments with their vendors and service suppliers.

         SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Operating activities provided $501,900 less cash during the six months ended June 30, 1998 than in the corresponding prior year period. The Partnership used $391,200 more cash to pay liabilities owed to the Corporate General Partner and third-party creditors due to timing differences of payments during the first half of 1998 as compared with the prior year period. Changes in accounts receivable, prepaid expenses and other assets used $42,600 more cash in the first half of 1998 due to the timing of receivable collections and the payment of prepaid expenses.

         Investing activities used $50,700 less cash in the six months ended June 30, 1998 than in the corresponding prior year period. The change was primarily due to a $55,800 decrease in capital expenditures and a $3,400 decrease in expenditures for intangible assets, partially offset by an $8,500 decrease in distributions from the Joint Venture.

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



                                        By: ENSTAR COMMUNICATIONS CORPORATION
                                            General Partner






Date:  August 13, 1998                  By:  /s/ Michael K. Menerey
                                             -------------------------------
                                             Michael K. Menerey,
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Secretary