Form 10-Q
period 1998-09-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 1998-11-13
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1998
                                  ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ---------------------       --------------------

                       Commission File Number   0-15686
                                              -----------

                        Enstar Income Program IV-3, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Georgia                                   58-1648320
---------------------------------    -------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

    10900 Wilshire Boulevard - 15th Floor
           Los Angeles, California                            90024
------------------------------------------------     ---------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number,
including area code:                  (310) 824-9990
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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

                        --------------------------------
                        --------------------------------

                                                                            December 31,        September 30,
                                                                                1997*                1998
                                                                         ------------------    -----------------
                                                                                                  (Unaudited)
ASSETS:
   Cash and cash equivalents                                          $           788,300   $           653,200

   Accounts receivable, less allowance of $5,100 and
      $3,500 for possible losses                                                   26,100                22,600

   Prepaid expenses and other assets                                              155,100               160,600

   Equity in net assets of Joint Venture                                          708,600               847,900

   Property, plant and equipment, less accumulated
      depreciation and amortization of $4,350,900 and $4,588,500                1,897,300             1,817,500

   Franchise cost, net of accumulated
      amortization of $2,039,000 and $2,180,600                                   533,000               391,400

   Deferred charges, net                                                            4,900                 2,900
                                                                         ------------------    -----------------

                                                                      $         4,113,300   $         3,896,100
                                                                         ------------------    -----------------
                                                                         ------------------    -----------------

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                   $           543,400   $           173,000
   Due to affiliates                                                              177,700               140,800
                                                                         ------------------    -----------------

          TOTAL LIABILITIES                                                       721,100               313,800
                                                                         ------------------    -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                               (49,300)              (47,400)
   Limited partners                                                             3,441,500             3,629,700
                                                                         ------------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                             3,392,200             3,582,300
                                                                         ------------------    -----------------

                                                                      $         4,113,300   $         3,896,100
                                                                         ------------------    -----------------
                                                                         ------------------    -----------------

               *As presented in the audited financial statements.

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                        --------------------------------
                        --------------------------------

                                                                       Unaudited
                                                         --------------------------------------
                                                                  Three months ended
                                                                     September 30,
                                                         --------------------------------------
                                                               1997                 1998
                                                         -----------------    -----------------
REVENUES                                              $          662,700   $          659,900
                                                         -----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                 230,600              232,600
   General and administrative expenses                            91,600               68,700
   General Partner management fees
      and reimbursed expenses                                     81,900               91,600
   Depreciation and amortization                                 119,100              134,300
                                                         -----------------    -----------------

                                                                 523,200              527,200
                                                         -----------------    -----------------

OPERATING INCOME                                                 139,500              132,700
                                                         -----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                 9,600                7,500
   Interest expense                                               (3,800)              (2,800)
                                                         -----------------    -----------------

                                                                   5,800                4,700
                                                         -----------------    -----------------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                              145,300              137,400

EQUITY IN NET INCOME OF JOINT VENTURE                             34,800               52,800
                                                         -----------------    -----------------

NET INCOME                                            $          180,100   $          190,200
                                                         -----------------    -----------------
                                                         -----------------    -----------------

Net income allocated to General Partners              $            1,800   $            1,900
                                                         -----------------    -----------------
                                                         -----------------    -----------------

Net income allocated to Limited Partners              $          178,300   $          188,300
                                                         -----------------    -----------------
                                                         -----------------    -----------------

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                               $             4.47   $             4.72
                                                         -----------------    -----------------
                                                         -----------------    -----------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                39,900               39,900
                                                         -----------------    -----------------
                                                         -----------------    -----------------



            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                        --------------------------------
                        --------------------------------

                                                                 Unaudited
                                                   --------------------------------------
                                                             Nine months ended
                                                               September 30,
                                                   --------------------------------------
                                                         1997                 1998
                                                   -----------------    -----------------
REVENUES                                        $        1,988,900   $        1,998,800
                                                   -----------------    -----------------

OPERATING EXPENSES:
   Service costs                                           649,900              685,200
   General and administrative expenses                     274,100              233,400
   General Partner management fees
      and reimbursed expenses                              245,600              273,200
   Depreciation and amortization                           370,400              402,100
                                                   -----------------    -----------------

                                                         1,540,000            1,593,900
                                                   -----------------    -----------------

OPERATING INCOME                                           448,900              404,900
                                                   -----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                          23,800               20,600
   Interest expense                                         (9,100)              (9,600)
   Gain on sale of cable assets                             45,000                  200
                                                   -----------------    -----------------

                                                            59,700               11,200
                                                   -----------------    -----------------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                        508,600              416,100

EQUITY IN NET INCOME OF JOINT VENTURE                       93,500              151,800
                                                   -----------------    -----------------

NET INCOME                                      $          602,100   $          567,900
                                                   -----------------    -----------------
                                                   -----------------    -----------------

Net income allocated to General Partners        $            6,000   $            5,700
                                                   -----------------    -----------------
                                                   -----------------    -----------------

Net income allocated to Limited Partners        $          596,100   $          562,200
                                                   -----------------    -----------------
                                                   -----------------    -----------------

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $            14.94   $            14.09
                                                   -----------------    -----------------
                                                   -----------------    -----------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                          39,900               39,900
                                                   -----------------    -----------------
                                                   -----------------    -----------------


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS

                        --------------------------------
                        --------------------------------

                                                                                       Unaudited
                                                                         --------------------------------------
                                                                                   Nine months ended
                                                                                     September 30,
                                                                         --------------------------------------
                                                                               1997                 1998
                                                                         -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $          602,100   $          567,900
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Equity in net income of Joint Venture                                     (93,500)            (151,800)
       Depreciation and amortization                                             370,400              402,100
       Gain on sale of cable assets                                              (45,000)                (200)
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets                  (97,500)              (2,000)
         Accounts payable and due to affiliates                                   55,100             (407,300)
                                                                         -----------------    -----------------

             Net cash provided by operating activities                           791,600              408,700
                                                                         -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (158,100)            (175,500)
   Proceeds from sale of property, plant and equipment                            45,000                  200
   Increase in intangible assets                                                  (7,100)              (3,200)
   Distributions from Joint Venture                                               25,000               12,500
                                                                         -----------------    -----------------

             Net cash used in investing activities                               (95,200)            (166,000)
                                                                         -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                    (377,800)            (377,800)
                                                                         -----------------    -----------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                              318,600             (135,100)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                        450,900              788,300
                                                                         -----------------    -----------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                   $          769,500   $          653,200
                                                                         -----------------    -----------------
                                                                         -----------------    -----------------



            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                    --------------------------------------
                    --------------------------------------

1.     INTERIM FINANCIAL STATEMENTS

       The accompanying condensed interim financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

       The Partnership has a management and service agreement with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $33,000 and $99,900 for the three and nine months ended September 30, 1998.

       In addition to the monthly management fees described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $58,600 and $173,300 for the three and nine months ended September 30, 1998.

       The Manager has entered into an identical agreement with Enstar Cable of Macoupin County, a Georgia general partnership, of which the Partnership is a co-partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Venture paid the Manager management fees of approximately $20,000 and $59,900 and reimbursement of expenses of approximately $55,600 and $159,000 under its management agreement for the three and nine months ended September 30, 1998. In addition, the Joint Venture paid the Corporate General Partner approximately $5,000 and $15,000 in respect of its 1% special interest during the three and nine months ended September 30, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                    --------------------------------------
                    --------------------------------------

2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

       The Partnership and the Joint Venture also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership's and Joint Venture's cable systems. The Partnership and the Joint Venture reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Partnership and the Joint Venture approximated $2,200 and $6,200 for the three and nine months ended September 30, 1998. No management fee is payable to the affiliate by the Partnership and the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

       Certain programming services have been purchased through an affiliate of the Partnership and the Joint Venture. In turn, the affiliate charged the Partnership and the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership and the Joint Venture recorded programming fee expense of $274,600 and $813,400 for the three and nine months ended September 30, 1998. Programming fees are included in service costs in the statements of operations. In the future, programming services will be purchased through another source, which may include FHGLP or an affiliate of FHGLP. Programming rates may vary in the near term as a result of the change.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                    --------------------------------------
                    --------------------------------------

4.     EQUITY IN NET ASSETS OF JOINT VENTURE

       Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) owns one-third (1/3) of the Joint Venture. Each of the co-partners shares equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of September 30, 1998 and December 31, 1997, and the results of its operations for the three and nine months ended September 30, 1998 and 1997, have been included. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the entire year.

                                                             December 31,         September 30,
                                                                 1997*                 1998
                                                           ------------------    -----------------
                                                                                   (Unaudited)
Current assets                                          $          893,900    $        1,214,000
Investment in cable television properties, net                   1,667,100             1,577,400
Other assets                                                         3,000                 2,400
                                                           ------------------    -----------------

                                                        $        2,564,000    $        2,793,800
                                                           ------------------    -----------------
                                                           ------------------    -----------------


Current liabilities                                     $          438,200    $          250,200
Venturers' capital                                               2,125,800             2,543,600
                                                           ------------------    -----------------

                                                        $        2,564,000    $        2,793,800
                                                           ------------------    -----------------
                                                           ------------------    -----------------



               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                    --------------------------------------
                    --------------------------------------

4.     EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)

                                                                                  Unaudited
                                                                    --------------------------------------
                                                                             Three months ended
                                                                                September 30,
                                                                    --------------------------------------
                                                                          1997                 1998
                                                                    -----------------    -----------------
REVENUES                                                         $          501,100   $          500,200
                                                                    -----------------    -----------------
OPERATING EXPENSES:
   Service costs                                                            141,600              162,900
   General and administrative expenses                                       49,000               24,200
   General Partner management fees and reimbursed expenses                   74,300               80,600
   Depreciation and amortization                                            136,900               82,200
                                                                    -----------------    -----------------
                                                                            401,800              349,900
                                                                    -----------------    -----------------

OPERATING INCOME                                                             99,300              150,300
OTHER INCOME (EXPENSE):
   Interest income                                                            8,400               11,200
   Interest expense                                                          (3,300)              (3,100)
                                                                    -----------------    -----------------

NET INCOME                                                       $          104,400   $          158,400
                                                                    -----------------    -----------------
                                                                    -----------------    -----------------

                                                                                  Unaudited
                                                                    --------------------------------------
                                                                              Nine months ended
                                                                                September 30,
                                                                    --------------------------------------
                                                                          1997                 1998
                                                                    -----------------    -----------------
REVENUES                                                         $        1,475,400   $        1,497,700
                                                                    -----------------    -----------------
OPERATING EXPENSES:
   Service costs                                                            411,000              468,100
   General and administrative expenses                                      108,200               96,800
   General Partner management fees and reimbursed expenses                  218,800              233,900
   Depreciation and amortization                                            470,700              257,800
                                                                    -----------------    -----------------
                                                                          1,208,700            1,056,600
                                                                    -----------------    -----------------

OPERATING INCOME                                                            266,700              441,100
OTHER INCOME (EXPENSE):
   Interest income                                                           22,500               23,100
   Interest expense                                                          (8,700)              (8,900)
                                                                    -----------------    -----------------

NET INCOME                                                       $          280,500   $          455,300
                                                                    -----------------    -----------------
                                                                    -----------------    -----------------

                                       -9-

                        ENSTAR INCOME PROGRAM IV-3, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

       The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, it is possible that Congress and the FCC will consider additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

       THE PARTNERSHIP

       The Partnership's revenues decreased from $662,700 to $659,900, or by less than 1.0%, and increased from $1,988,900 to $1,998,800, or by less than 1.0%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Of the $2,800 decrease in revenues

                        ENSTAR INCOME PROGRAM IV-3, L.P.

for the three months ended September 30, 1998 as compared to the corresponding period in 1997, $22,200 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. These decreases were partially offset by an increase of $18,000 due to increases in regulated service rates that were implemented by the Partnership in 1997 and $1,400 due to increases in other revenue producing items. Of the $9,900 increase in revenues for the nine months ended September 30, 1998 as compared to the corresponding period in 1997, $58,200 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $10,500 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $58,800 due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. As of September 30, 1998, the Partnership had approximately 6,300 basic subscribers and 1,500 premium service units.

       Service costs increased from $230,600 to $232,600, or by less than 1.0%, and from $649,900 to $685,200, or by 5.4%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. The three and nine month increases were primarily due to higher franchise fees and programming fees. The increase for the nine months was also due to higher property taxes resulting from additional tax assessments in the Partnership's Kentucky system. Franchise fees increased due to 1997 expense estimates that were increased in 1998. Programming fees increased as a result of higher rates charged by program suppliers.

       General and administrative expenses decreased from $91,600 to $68,700, or by 25.0%, and from $274,100 to $233,400, or by 14.8%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decreases were primarily due to decreases in certain insurance premiums and bad debt expense. The three months' decrease was also due to decreases in legal fees and investor services expense. The nine months' decrease was also due to reductions in expenses allocated by an affiliate of the Corporate General Partner that discontinued management of the Partnership's Kentucky operations in the fourth quarter of 1997. Such services are now provided by the Corporate General Partner.

       Management fees and reimbursed expenses increased from $81,900 to $91,600, or by 11.8%, and from $245,600 to $273,200, or by 11.2%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Management fees decreased for the three months and increased for the nine months in direct relation to changes in revenues as described above. Reimbursed expenses increased for the three and nine months ended September 30, 1998 as compared with the corresponding periods in 1997, primarily due to the transfer of system operating management of the Partnership's Kentucky system from an affiliate to the Corporate General Partner.

       Depreciation and amortization expense increased from $119,100 to $134,300, or by 12.8%, and from $370,400 to $402,100, or by 8.6%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997, due to depreciation of plant asset additions.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

       Operating income decreased from $139,500 to $132,700, or by 4.9%, and from $448,900 to $404,900, or by 9.8%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997, primarily due to higher reimbursed expenses and depreciation and amortization expense as described above.

       Interest income, net of interest expense, decreased from $5,800 to $4,700, or by 19.0%, and from $14,700 to $11,000, or by 25.2%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decreases were primarily due to lower average cash balances available for investment in the 1998 periods.

       Gain on sale of cable assets decreased from $45,000 to $200 for the nine months ended September 30, 1998 as compared to the corresponding period in 1997. The Partnership sold a building during the second quarter of 1997 and recognized a gain of $45,000 in connection with the sale. In the second quarter of 1998, the Partnership sold equipment and recognized a gain on that sale.

       Due to the factors described above, the Partnership's net income increased from $180,100 to $190,200, or by 5.6%, and decreased from $602,100 to $567,900, or by 5.7%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

       Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 39.0% to 40.5% and decreased from 41.2% to 40.4% for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The three months' increase was primarily due to lower insurance premiums, bad debt expense, legal fees and investor services expense. The nine months' decrease was primarily due to higher reimbursed expenses and franchise fees as described above. EBITDA increased from $258,600 to $267,000, or by 3.2%, and decreased from $819,300 to $807,000, or by 1.5%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

       DISTRIBUTIONS TO PARTNERS

       The Partnership distributed $125,900 and $377,800 to its partners during the three and nine months ended September 30, 1998. The Joint Venture distributed $6,000 and $12,500 to the Partnership during the three and nine months ended September 30, 1998.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

       THE JOINT VENTURE

       The Joint Venture's revenues decreased from $501,100 to $500,200, or by less than one percent, and increased from $1,475,400 to $1,497,700, or by 1.5%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Of the $900 decrease in revenues for the three months ended September 30, 1998 as compared to the corresponding period in 1997, $19,900 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental and $3,400 was due to decreases in other revenue producing items. These decreases were partially offset by an increase of $22,400 due to increases in regulated service rates that were implemented by the Joint Venture in 1997. Of the $22,300 increase in revenues for the nine months ended September 30, 1998 as compared to the corresponding period in 1997, $84,000 was due to increases in regulated service rates that were implemented by the Joint Venture in 1997. These increases were partially offset by a decrease of $59,100 due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $2,600 due to decreases in other revenue producing items. As of September 30, 1998, the Joint Venture had approximately 4,500 basic subscribers and 1,300 premium service units.

       Service costs increased from $141,600 to $162,900, or by 15.0%, and from $411,000 to $468,100, or by 13.9%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. The increases were principally due to higher programming fees and lower capitalization of labor and overhead costs resulting from reductions in 1998 construction activity in the Auburn, Illinois franchise area. Programming expense increased as a result of higher rates charged by program suppliers.

       General and administrative expenses decreased from $49,000 to $24,200, or by 50.6%, and from $108,200 to $96,800, or by 10.5%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decreases were principally due to lower insurance premiums.

       Management fees and reimbursed expenses increased from $74,300 to $80,600, or by 8.5%, and from $218,800 to $233,900, or by 6.9%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Management fees decreased in the three months and increased in the nine months ended September 30, 1998 in direct relation to changes in revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs resulting from staff additions and wage increases in the 1998 periods.

       Depreciation and amortization expense decreased from $136,900 to $82,200, or by 40.0%, and from $470,700 to $257,800, or by 45.2%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decreases were due to certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

       Operating income increased from $99,300 to $150,300 and from $266,700 to $441,100 for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to decreased depreciation and amortization expense and lower insurance premiums as described above.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

       Interest income, net of interest expense, increased from $5,100 to $8,100, or by 58.8%, and from $13,800 to $14,200, or by 2.9%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increases were due to higher average cash balances available for investment in the 1998 periods.

       Due to the factors described above, the Joint Venture's net income increased from $104,400 to $158,400, or by 51.7% and from $280,500 to $455,300, or by 62.3%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

       EBITDA as a percentage of revenues decreased from 47.1% to 46.5% and from 50.0% to 46.7% for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decreases were primarily due to decreases in capitalization of labor and overhead costs and increases in programming fees as described above. EBITDA decreased from $236,200 to $232,500, or by 1.6%, and from $737,400 to $698,900, or by 5.2%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

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

         In March 1997, the Partnership completed the initial construction phase of the franchise-required rebuild of its Shelbyville, Illinois cable system and the rebuild of its cable systems in surrounding communities. However, completion of the entire project and the introduction of addressability will be delayed until the 1999 completion of rebuild projects in other nearby communities that involve consolidating the Shelbyville headend. Rebuild expenditures totaled $426,100 in 1997. Project expenditures for the nine months ended September 30, 1998 were approximately $131,300. Total additional rebuild costs are expected to approximate $60,000.

       Additionally, the Joint Venture is required to rebuild its Auburn, Illinois cable system at an estimated cost of $456,000 as a condition of its franchise agreement. Capital expenditures related to the rebuild approximated $430,900 as of December 31, 1997. The Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated total additional cost of approximately $1,500,000. Capital expenditures in the surrounding communities approximated $876,600 as of December 31, 1997. Expenditures related to the total rebuild were only $94,500 during the first nine months of 1998 due to delays in obtaining certain permits. The Partnership and the Joint Venture spent approximately $44,200 and $46,500, respectively, to upgrade other assets in the first nine months of 1998. In addition, the Joint Venture

                        ENSTAR INCOME PROGRAM IV-3, L.P.

is planning to upgrade its cable plant in Girard and Carlinville, Illinois beginning in 1999 at an estimated cost of approximately $2.4 million provided the franchise agreements are renewed. The renewed franchise agreements are expected to require the Macoupin Joint Venture to upgrade the cable systems in these franchise areas within three years. Management believes that existing cash and cash generated by operations of the Partnership and Joint Venture will be adequate to fund capital expenditures and the continued payment of distributions during the remainder of 1998 and beyond.

       The Partnership paid distributions totaling $125,900 and $377,800 during the three and nine months ended September 30, 1998. However, there can be no assurances regarding the level, timing or continuation of future distributions.

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

       While the Partnership and Joint Venture made the election to self-insure for these risks based upon a comparison of historical damage sustained over the previous five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 71% of the Partnership's and Joint Venture's subscribers are served by their systems in Shelbyville and Carlinville, Illinois and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's and Joint Venture's liquidity and cash flows. The Partnership and Joint Venture continue to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

       In October 1998, the Partnership and Joint Venture reinstated third party insurance coverage against damage to their cable distribution plant and subscriber connections and against business interruptions resulting from such damage. Although this coverage is subject to a significant annual deductible, the policy is intended to insure the Partnership and Joint Venture against catastrophic losses, if any, in future periods.

       During the third quarter, the Corporate General Partner continued its identification and evaluation of the Partnership's and Joint Venture's Year 2000 business risks and their exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of their vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

       Based on a study conducted in 1997, the Corporate General Partner concluded that certain of the Partnership's and Joint Venture's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. The Corporate General Partner expects to install substantially all of the new systems in the fourth quarter of 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated

                        ENSTAR INCOME PROGRAM IV-3, L.P.

cost, including replacement software and hardware, will be borne by FCLP. FCLP is utilizing internal and external resources to install the new systems. The Partnership and Joint Venture do not believe that any other significant information technology ("IT") projects affecting them have been delayed due to efforts to identify and address Year 2000 issues.

       Additionally, the Partnership and Joint Venture have inventoried their operating and revenue generating equipment to identify items that need to be upgraded or replaced and have surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation are essentially completed and a plan is being developed to remediate non-compliant equipment prior to January 1, 2000. The Partnership and Joint Venture expect to complete their planning process by the end of 1998. Upgrade or replacement, testing and implementation will be performed in 1999. The cost of such replacement or remediation, currently estimated at $16,000, is not expected to have a material effect on the Partnership's or Joint Venture's financial position or results of operations. The Partnership and Joint Venture have not incurred any costs related to the Year 2000 project as of September 30, 1998. The Partnership and Joint Venture plan to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of their project, presently scheduled for 1999.

       The Partnership and Joint Venture have continued to survey their significant third party vendors and service suppliers to determine the extent to which their interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Among the most significant service providers upon which the Partnership and Joint Venture rely are programming suppliers, power and telephone companies, various banking institutions and a customer billing service. A majority of these service suppliers either have not responded to inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Partnership and Joint Venture must rely will be Year 2000 compliant on a timely basis.

       The Partnership and Joint Venture expect to develop a contingency plan in 1999 to address possible situations in which their various systems, or of third parties with which they do business, are not compliant prior to January 1, 2000. Considerable effort will be directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan will necessarily focus on systems whose failure poses a material risk to the Partnership's and Joint Venture's results of operations and financial condition.

       The Partnership's and Joint Venture's most significant Year 2000 risk is an interruption of service to subscribers, resulting in a potentially material loss of revenues. Other risks include impairment of the Partnership's and Joint Venture's ability to bill and/or collect payment from their customers, which could negatively impact their liquidity and cash flows. Such risks exist primarily due to technological operations dependent upon third parties and to a much lesser extent to those under the control of the Partnership and Joint Venture. Failure to achieve Year 2000 readiness in either area could have a material adverse impact on the Partnership and Joint Venture. The Partnership and Joint Venture are unable to estimate the possible effect on their results of operations, liquidity and financial condition should their significant service suppliers

                        ENSTAR INCOME PROGRAM IV-3, L.P.

fail to complete their readiness programs prior to the Year 2000. Depending on the supplier, equipment malfunction or type of service provided, as well as the location and duration of the problem, the effect could be material. For example, if a cable programming supplier encounters an interruption of its signal due to a Year 2000 satellite malfunction, the Partnership and Joint Venture will be unable to provide the signal to their cable subscribers, which could result in a loss of revenues. Due to the number of individually owned and operated channels the Partnership and Joint Venture carry for their subscribers, and the packaging of those channels, the Partnership and Joint Venture are unable to estimate any reasonable dollar impact of such interruption.

       NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

       Operating activities provided $382,900 less cash during the nine months ended September 30, 1998 than in the corresponding prior year period. The Partnership used $462,400 more cash to pay liabilities owed to the Corporate General Partner and third party creditors due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets used $95,500 less cash in the first nine months of 1998 than in the comparable 1997 period due to differences in the timing of receivable collections and in the payment of prepaid expenses.

       Investing activities used $70,800 more cash in the nine months ended September 30, 1998 than in the corresponding prior year period. The change was primarily due to a $44,800 decrease in proceeds from the sale of certain partnership assets, a $17,400 increase in capital expenditures, and a $12,500 decrease in distributions from the Joint Venture, partially offset by a $3,900 decrease in expenditures for intangible assets.

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



                                       By:    ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner






Date:  November 13, 1998               By:       /s/ Michael K. Menerey
                                              -------------------------
                                              Michael K. Menerey,
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Secretary