Form 10-Q
period 1999-03-31
ENSTAR INCOME PROGRAM IV-3 L P
filed 1999-05-17
CIK 783765

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1999
                              --------------------------------
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------    --------------

                 Commission File Number           0-15686
                                        --------------------------

                         Enstar Income Program IV-3, L.P.
-----------------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)



           Georgia                                   58-1648320
-------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)


10900 Wilshire Boulevard - 15th Floor
Los Angeles, California                                  90024
-------------------------------------       ---------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:       (310) 824-9990
                                                   --------------------------

-----------------------------------------------------------------------------
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

                           PART I - FINANCIAL INFORMATION

                          ENSTAR INCOME PROGRAM IV-3, L.P.

                              CONDENSED BALANCE SHEETS

                          --------------------------------
                          --------------------------------

                                                  December 31,   March 31,
                                                      1998*         1999
                                                  ------------   -----------
                                                                 (Unaudited)
ASSETS:
  Cash and cash equivalents                       $   812,200    $   879,300
  Accounts receivable, less allowance of
     $3,300 and $2,300 for possible losses             39,700         41,100
  Prepaid expenses and other assets                   150,900        251,000
  Equity in net assets of Joint Venture               903,200        956,200
  Property, plant and equipment, less
     accumulated depreciation and
     amortization of $4,638,800 and $4,720,100      1,795,300      1,726,300
  Franchise cost, net of accumulated
     amortization of $2,227,900 and $2,275,100        344,100        296,900
  Deferred charges, net                                 2,800          1,400
                                                  ------------   -----------
                                                  $ 4,048,200    $ 4,152,200
                                                  ------------   -----------
                                                  ------------   -----------

                         LIABILITIES AND PARTNERSHIP CAPITAL
                         -----------------------------------
LIABILITIES:
  Accounts payable                                $   165,500    $   148,700
  Due to affiliates                                   246,000        348,600
                                                  ------------   -----------
     TOTAL LIABILITIES                                411,500        497,300
                                                  ------------   -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                    (46,800)       (46,700)
  Limited partners                                  3,683,500      3,701,600
                                                  ------------   -----------
     TOTAL PARTNERSHIP CAPITAL                      3,636,700      3,654,900
                                                  ------------   -----------
                                                  $ 4,048,200    $ 4,152,200
                                                  ------------   -----------
                                                  ------------   -----------

                  *As presented in the audited financial statements.
               See accompanying notes to condensed financial statement.

                          ENSTAR INCOME PROGRAM IV-3, L.P.

                         CONDENSED STATEMENTS OF OPERATIONS

                          --------------------------------
                          --------------------------------

                                                          Unaudited
                                                   -------------------------
                                                      Three months ended
                                                          March 31,
                                                   -------------------------
                                                       1998           1999
                                                   ----------     ----------
REVENUES                                           $  668,800     $  644,900
                                                   ----------     ----------
OPERATING EXPENSES:
  Service costs                                       216,100        242,300
  General and administrative expenses                  82,500        101,000
  General Partner management fees
     and reimbursed expenses                           89,900         85,800
  Depreciation and amortization                       133,400        129,900
                                                   ----------     ----------
                                                      521,900        559,000
                                                   ----------     ----------
OPERATING INCOME                                      146,900         85,900
                                                   ----------     ----------
OTHER INCOME (EXPENSE):
  Interest income                                       6,500          8,400
  Interest expense                                     (3,500)        (3,200)
                                                   ----------     ----------
                                                        3,000          5,200
                                                   ----------     ----------
INCOME BEFORE EQUITY IN NET INCOME
  OF JOINT VENTURE                                    149,900         91,100
EQUITY IN NET INCOME OF JOINT VENTURE                  41,200         53,000
                                                   ----------     ----------
NET INCOME                                         $  191,100     $  144,100
                                                   ----------     ----------
                                                   ----------     ----------
Net income allocated to General Partners           $    1,900     $    1,400
                                                   ----------     ----------
                                                   ----------     ----------
Net income allocated to Limited Partners           $  189,200     $  142,700
                                                   ----------     ----------
                                                   ----------     ----------
NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                             $     4.74     $     3.58
                                                   ----------     ----------
                                                   ----------     ----------
AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                      39,900         39,900
                                                   ----------     ----------
                                                   ----------     ----------

             See accompanying notes to condensed financial statements.

                          ENSTAR INCOME PROGRAM IV-3, L.P.

                              STATEMENTS OF CASH FLOWS

                          --------------------------------
                          --------------------------------

                                                           Unaudited
                                                   -------------------------
                                                       Three months ended
                                                           March 31,
                                                   -------------------------
                                                       1998          1999
                                                   -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  191,100     $  144,100
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in net income of Joint Venture            (41,200)       (53,000)
     Depreciation and amortization                    133,400        129,900
     Increase (decrease) from changes in:
        Accounts receivable, prepaid expenses
          and other assets                               (600)      (101,500)
        Accounts payable and due to affiliates       (379,300)        85,800
                                                   -----------    ----------
          Net cash provided by (used in)
            operating activities                      (96,600)       205,300
                                                   -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  2,000        (12,300)
  Increase in intangible assets                        (1,600)             -
                                                   -----------    ----------
          Net cash provided by (used in)
            investing activities                          400        (12,300)
                                                   -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                          (125,900)      (125,900)
                                                   -----------    ----------
INCREASE (DECREASE) IN CASH                          (222,100)        67,100
CASH AT BEGINNING OF PERIOD                           788,300        812,200
                                                   -----------    ----------
CASH AT END OF PERIOD                              $  566,200     $  879,300
                                                   -----------    ----------
                                                   -----------    ----------

             See accompanying notes to condensed financial statements.

                          ENSTAR INCOME PROGRAM IV-3, L.P.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

                          --------------------------------
                          --------------------------------

1.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for the three months ended March 31, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the entire year.

2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $32,200 for the three months ended March 31, 1999.

     In addition to the monthly management fees described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $53,600 for the three months ended March 31, 1999.

     The Manager has entered into an identical agreement with Enstar Cable of Macoupin County, a Georgia general partnership, of which the Partnership is a co-partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Venture paid the Manager management fees of approximately $19,600 and reimbursement of expenses of approximately $45,800 under its management agreement for the three months ended March 31, 1999. In addition, the Joint Venture paid the Corporate General Partner approximately $4,900 in respect of its 1% special interest during the three months ended March 31, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                          ENSTAR INCOME PROGRAM IV-3, L.P.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

                          --------------------------------
                          --------------------------------

2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

     The Partnership and the Joint Venture also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership's and Joint Venture's cable systems. The Partnership and the Joint Venture reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Partnership and the Joint Venture approximated $2,100 for the three months ended March 31, 1999. No management fee is payable to the affiliate by the Partnership and the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

     Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain program suppliers owned in whole or in part by affiliates of an entity that became a general partner of FCLP on September 30, 1998. Such purchases of programming services are made on behalf of the Partnership and Joint Venture and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership and the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership and the Joint Venture recorded programming fee expense of $282,600 for the three months ended March 31, 1999. Programming fees are included in service costs in the statements of operations.

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

                          ENSTAR INCOME PROGRAM IV-3, L.P.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

                          --------------------------------
                          --------------------------------


4.   EQUITY IN NET ASSETS OF JOINT VENTURE

     Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) owns one-third (1/3) of the Joint Venture. Each of the co-partners shares equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of March 31, 1999 and December 31, 1998, and the results of its operations for the three months ended March 31, 1999 and 1998, have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the entire year.


                                                 December 31,     March 31,
                                                     1998*           1999
                                                 ------------   ------------
                                                                 (Unaudited)
Current assets                                   $  1,522,900   $  1,741,100
Investment in cable television properties, net      1,528,100      1,494,400
Other assets                                            2,500          1,700
                                                 ------------   ------------
                                                 $  3,053,500   $  3,237,200
                                                 ------------   ------------
                                                 ------------   ------------
Current liabilities                              $    343,900   $    368,500
Venturers' capital                                  2,709,600      2,868,700
                                                 ------------   ------------
                                                 $  3,053,500   $  3,237,200
                                                 ------------   ------------
                                                 ------------   ------------

                *As presented in the audited financial statements.

                          ENSTAR INCOME PROGRAM IV-3, L.P.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

                          --------------------------------
                          --------------------------------


4.   EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)

                                                          Unaudited
                                                 ---------------------------
                                                     Three months ended
                                                          March 31,
                                                 ---------------------------
                                                      1998           1999
                                                 ------------   ------------
REVENUES                                         $    496,900   $    490,500
                                                 ------------   ------------
OPERATING EXPENSES:
  Service costs                                       161,300        164,800
  General and administrative expenses                  43,200         53,300
  General Partner management fees and
    reimbursed expenses                                76,100         70,300
  Depreciation and amortization                        94,800         54,400
                                                 ------------   ------------
                                                      375,400        342,800
                                                 ------------   ------------
OPERATING INCOME                                      121,500        147,700

OTHER INCOME (EXPENSE):
  Interest income                                       4,800         14,000
  Interest expense                                     (2,800)        (2,600)
                                                 ------------   ------------
NET INCOME                                         $  123,500     $  159,100
                                                 ------------   ------------
                                                 ------------   ------------

                          ENSTAR INCOME PROGRAM IV-3, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

     This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

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

RESULTS OF OPERATIONS

     THE PARTNERSHIP

     The Partnership's revenues decreased from $668,800 to $644,900, or by 3.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Of the $23,900 decrease, $14,900 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $9,000 was due to decreases in other revenue producing items. As of March 31, 1998, the Partnership had approximately 6,200 basic subscribers and 1,600 premium service units.

                          ENSTAR INCOME PROGRAM IV-3, L.P.

     Service costs increased from $216,100 to $242,300, or by 12.1%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to decreases in the capitalization of labor and overhead costs due to a reduction in rebuild construction activity in the Partnership's Shelbyville franchise area. The increase was also attributable to higher pole rent and programming expense, which increased as a result of higher rates.

     General and administrative expenses increased from $82,500 to $101,000, or by 22.4%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was primarily due to increases in insurance premiums and personnel costs.

     Management fees and reimbursed expenses decreased from $89,900 to $85,800, or by 4.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Management fees decreased in direct relation to decreases in revenues as described above. Reimbursed expenses decreased primarily due to lower allocated personnel costs resulting from staff reductions, and due to decreased telephone expenses.

     Depreciation and amortization expense decreased from $133,400 to $129,900, or by 2.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The decrease was due to certain plant assets becoming fully depreciated and certain intangible assets becoming fully amortized.

     Operating income decreased from $146,900 to $85,900, or by 41.5%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The decrease was primarily due to decreases in revenues and capitalization of labor and overhead costs, and increases in insurance premiums as described above.

     Interest income, net of interest expense, increased from $3,000 to $5,200, or by 73.3%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was due to higher average cash balances available for investment.

     Due to the factors described above, the Partnership's net income decreased from $191,100 to $144,100, or by 24.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

     Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 41.9% to 33.5% during the three months ended March 31, 1999, as compared to the

                          ENSTAR INCOME PROGRAM IV-3, L.P.

corresponding period in 1998. The decrease was primarily caused by lower revenues and higher programming fees and insurance premiums as described above. EBITDA decreased from $280,300 to $215,800, or by 23.0%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

     DISTRIBUTIONS TO PARTNERS

     The Partnership distributed $125,900 to its partners during the three months ended March 31, 1999. The Joint Venture did not make distributions to the Partnership during the three months ended March 31, 1999.

     THE JOINT VENTURE

     The Joint Venture's revenues decreased from $496,900 to $490,500, or by 1.3%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Of the $6,400 decrease in revenues, $1,500 was due to decreases in the number of subscriptions for premium and equipment rental services and $4,900 was due to decreases in other revenue producing items. As of March 31, 1999, the Joint Venture had approximately 4,400 basic subscribers and 1,300 premium service units.

     Service costs increased from $161,300 to $164,800, or by 2.2%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to higher programming fees. Programming expense increased as a result of higher rates charged by program suppliers.

     General and administrative expenses increased from $43,200 to $53,300, or by 23.4%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was primarily due to increases in insurance premiums and professional fees, including audit fees.

     Management fees and reimbursed expenses decreased from $76,100 to $70,300, or by 7.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Management fees decreased in direct relation to decreases in revenues as described above. Reimbursed expenses decreased primarily due to lower allocated personnel costs resulting from staff reductions, and due to decreased telephone expense.

     Depreciation and amortization expense decreased from $94,800 to $54,400, or by 42.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The decrease was due to certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

     Operating income increased from $121,500 to $147,700, or by 21.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was primarily due to decreased depreciation and amortization expense as described above.

                          ENSTAR INCOME PROGRAM IV-3, L.P.

     Interest income, net of interest expense, increased from $2,000 to $11,400 for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was due to higher average cash balances available for investment.

     Due to the factors described above, the Macoupin Joint Venture's net income increased from $123,500 to $159,100, or by 28.8%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

     Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 43.5% to 41.2% during the three months ended March 31, 1999, as compared to the corresponding period in 1998. The decrease was primarily caused by lower revenues and higher programming fees and insurance premiums as described above. EBITDA decreased from $216,300 to $202,100, or by 6.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

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

     Based on its belief that the market for cable systems has generally improved, the Corporate General Partner is evaluating strategies for liquidating the Joint Venture and the Partnership. These strategies include the potential sale of substantially all of the Joint Venture's and Partnership's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. The Corporate General Partner expects to complete its evaluation within the next several months and intends to advise unitholders promptly if it believes that commencing a liquidating transaction would be in the best interests of unitholders.

     The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's and Joint Venture's existing cable television systems.

     In March 1997, the Partnership completed the initial construction phase of the franchise-required rebuild of its Shelbyville, Illinois cable system and the rebuild of its cable systems in surrounding communities. However, completion of the entire project and the introduction of

                          ENSTAR INCOME PROGRAM IV-3, L.P.

addressability will be delayed until the 1999 completion of rebuild projects in other nearby communities that involve consolidating the Shelbyville headend. Rebuild expenditures amounted to approximately $1,380,000 from inception of the project to December 31, 1998. Additional rebuild costs in 1999 are expected to approximate $100,000.

     Additionally, the Joint Venture is required to rebuild its Auburn, Illinois cable system at an estimated cost of $630,000 under a provision of its franchise agreement with the city of Auburn. Capital expenditures related to the rebuild approximated $471,200 from inception through December 31, 1998. The Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated total additional cost of approximately $1,280,000. Project expenditures in the surrounding communities approximated $957,900 from inception through December 31, 1998. The Joint Venture is budgeted to spend approximately $480,000 in 1999 to complete the rebuilds in and around Auburn. Capital expenditures by the Partnership and the Joint Venture were approximately $12,300 and $6,600, respectively, in the three months ended March 31, 1999. The Joint Venture is also required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $875,000, and plans to upgrade its cable plant in Girard, Illinois beginning in 2000 at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard may require completion of the upgrade within two years. The Partnership and Joint Venture have budgeted capital expenditures in 1999 of $230,400 and $217,200, respectively, to upgrade other assets. Management believes that existing cash and cash generated by operations of the Partnership and Joint Venture will be adequate to fund capital expenditures and the continued payment of distributions in 1999.

     The Partnership paid distributions totaling $125,900 during the quarter ended March 31, 1999. However, there can be no assurances regarding the level, timing or continuation of future distributions.

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

                          ENSTAR INCOME PROGRAM IV-3, L.P.

     During the first quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification and evaluation of the Partnership's and Joint Venture's Year 2000 business risks and their exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of their vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

     Based on a study conducted in 1997, FCLP concluded that certain of the Partnership's and Joint Venture's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed the new systems in the first quarter of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is continuing to utilize internal and external resources to extend the functionality of the new systems. FCLP does not believe that any other significant information technology projects affecting the Partnership and Joint Venture have been delayed due to efforts to identify and address Year 2000 issues.

     Additionally, FCLP has continued to inventory the Partnership's and Joint Venture's operating and revenue generating equipment to identify items that need to be upgraded or replaced and have surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate non-compliant equipment prior to January 1, 2000. Upgrade or replacement, testing and implementation will be performed over the remaining months of 1999. The cost of such replacement or remediation, currently estimated at $43,200, is not expected to have a material effect on the Partnership's or Joint Venture's financial position or results of operations.
 The Partnership and Joint Venture had not incurred any costs related to the Year 2000 project as of March 31, 1999. FCLP plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for the second half of 1999.

     FCLP has continued to survey the Partnership's and Joint Venture's significant third party vendors and service suppliers to determine the extent to which their interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Approximately 80% of the Partnership's and Joint Venture's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products. Additional compliance information has been obtained for specific products from vendor Web sites. Among the most significant service providers upon which the Partnership and Joint Venture rely are programming suppliers, power and telephone companies, various banking institutions and a customer billing service. A majority of these service suppliers either have not responded to inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Partnership and Joint Venture must rely will be Year 2000 compliant on a timely basis.

     FCLP is developing a contingency plan in 1999 to address possible situations in which the Partnership's and Joint Venture's various systems, or of third parties with which they do business, are

                          ENSTAR INCOME PROGRAM IV-3, L.P.

not compliant prior to January 1, 2000. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan has focused on systems whose failure poses a material risk to the Partnership's and Joint Venture's results of operations and financial condition.

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

     THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Operating activities provided $301,900 more cash during the three months ended March 31, 1999 than in the corresponding prior year period. The Partnership used $465,100 less cash to pay liabilities owed to the Corporate General Partner and third party creditors due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets used $100,900 more cash in the first three months of 1999 than in the comparable 1998 period due to differences in the timing of receivable collections and in the payment of prepaid expenses.

     Investing activities used $12,700 more cash in the three months ended March 31, 1999 than in the corresponding prior year period. The change was primarily due to a $14,300 increase in capital expenditures, partially offset by a $1,600 decrease in expenditures for intangible assets.

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



                         By:  ENSTAR COMMUNICATIONS CORPORATION
                              General Partner





Date:  May 14, 1999      By:     /s/ Michael K. Menerey
                            -------------------------------
                              Michael K. Menerey,
                              Executive Vice President,
                              Chief Financial Officer and
                              Secretary