Form 10-Q
period 1999-06-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 1999-08-13
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1999
                               -------------------------------

                                 OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from  ___________________ to ___________________


                Commission File Number   0-15686
                                      -------------

                        Enstar Income Program IV-3, L.P.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Georgia                                    58-1648320
-------------------------------------  ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                               90024
----------------------------------------    ----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area          (310) 824-9990
code:                                         --------------------------------



------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

                                                                          December 31,      June 30,
                                                                             1998*            1999
                                                                          ------------    ------------
                                                                                           (Unaudited)
ASSETS:
   Cash                                                                    $   812,200     $   957,800

   Accounts receivable, less allowance of $3,300 and
     $2,100 for possible losses                                                 39,700          54,500

   Prepaid expenses and other assets                                           150,900         238,900

   Equity in net assets of Joint Venture                                       903,200         996,300

   Property, plant and equipment, less accumulated
     depreciation and amortization of $4,638,800 and $4,780,000              1,795,300       1,666,100

   Franchise cost, net of accumulated
     amortization of $2,227,900 and $2,322,300                                 344,100         249,700

   Deferred charges, net                                                         2,800             300
                                                                          ------------    ------------
                                                                           $ 4,048,200     $ 4,163,600
                                                                          ============    ============

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                       $    165,500     $   205,800
   Due to affiliates                                                           246,000         305,500
                                                                          ------------    ------------
          TOTAL LIABILITIES                                                    411,500         511,300
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                            (46,800)        (46,600)
   Limited partners                                                          3,683,500       3,698,900
                                                                          ------------    ------------
          TOTAL PARTNERSHIP CAPITAL                                          3,636,700       3,652,300
                                                                          ------------    ------------
                                                                           $ 4,048,200     $ 4,163,600
                                                                          ============    ============

                    *As presented in the audited financial statements.
                  See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                   Unaudited
                                                      ---------------------------------
                                                               Three months ended
                                                                    June 30,
                                                      ---------------------------------
                                                           1998                 1999
                                                      ------------        -------------
REVENUES                                                 $ 670,100            $ 647,300
                                                      ------------        -------------

OPERATING EXPENSES:
   Service costs                                           236,500              250,100
   General and administrative expenses                      82,200              125,800
   General Partner management fees
      and reimbursed expenses                               91,700               86,700
   Depreciation and amortization                           134,400              130,400
                                                      ------------        -------------
                                                           544,800              593,000
                                                      ------------        -------------
OPERATING INCOME                                           125,300               54,300
                                                      ------------        -------------

OTHER INCOME (EXPENSE):
   Interest income                                           6,600                7,300
   Interest expense                                         (3,300)              (3,300)
   Gain on sale of cable assets                                200                    -
                                                      ------------        -------------
                                                             3,500                4,000
                                                      ------------        -------------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                        128,800               58,300

EQUITY IN NET INCOME OF JOINT VENTURE                       57,800               65,100
                                                      ------------        -------------
NET INCOME                                              $  186,600           $  123,400
                                                      ============        =============
Net income allocated to General Partners                $    1,900           $    1,200
                                                      ============        =============
Net income allocated to Limited Partners                $  184,700           $  122,200
                                                      ============        =============
NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                 $     4.63           $     3.06
                                                      ============        =============
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                          39,900               39,900
                                                      ============        =============



                   See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                     Unaudited
                                                        -------------------------------------
                                                                  Six months ended
                                                                      June 30,
                                                        -------------------------------------
                                                             1998                 1999
                                                        ----------------    -----------------

REVENUES                                                $     1,338,900     $     1,292,200
                                                        ----------------    -----------------
OPERATING EXPENSES:
   Service costs                                                452,600             492,400
   General and administrative expenses                          164,700             226,800
   General Partner management fees
      and reimbursed expenses                                   181,600             172,500
   Depreciation and amortization                                267,800             260,300
                                                        ----------------    -----------------

                                                              1,066,700           1,152,000
                                                        ----------------    -----------------

OPERATING INCOME                                                272,200             140,200
                                                        ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                               13,100              15,700
   Interest expense                                              (6,800)             (6,500)
   Gain on sale of cable assets                                     200               -
                                                        ----------------    -----------------

                                                                  6,500               9,200
                                                        ----------------    -----------------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                             278,700             149,400

EQUITY IN NET INCOME OF JOINT VENTURE                            99,000             118,100
                                                        ----------------    -----------------

NET INCOME                                              $       377,700     $       267,500
                                                        ================    =================

Net income allocated to General Partners                $         3,800     $         2,700
                                                        ================    =================

Net income allocated to Limited Partners                $       373,900     $       264,800
                                                        ================    =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                 $          9.37     $          6.64
                                                        ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                               39,900              39,900
                                                        ================    =================


             See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                                     Unaudited
                                                                        -------------------------------------
                                                                                  Six months ended
                                                                                      June 30,
                                                                        -------------------------------------
                                                                             1998                 1999
                                                                        ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $       377,700     $       267,500
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Equity in net income of Joint Venture                                    (99,000)           (118,100)
       Depreciation and amortization                                            267,800             260,300
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets                  (8,600)           (102,800)
         Accounts payable and due to affiliates                                (365,000)             99,800
                                                                        ----------------    -----------------

             Net cash provided by operating activities                          172,900             406,700
                                                                        ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (59,100)            (34,200)
   Increase in intangible assets                                                 (2,300)              -
   Distributions from Joint Venture                                               6,500              25,000
                                                                        ----------------    -----------------

             Net cash used in investing activities                              (54,900)             (9,200)
                                                                        ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                   (251,900)           (251,900)
                                                                        ----------------    -----------------

INCREASE (DECREASE) IN CASH                                                    (133,900)            145,600

CASH AT BEGINNING OF PERIOD                                                     788,300             812,200
                                                                        ----------------    -----------------

CASH AT END OF PERIOD                                                   $       654,400     $       957,800
                                                                        ================    =================


             See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $32,400 and $64,600 for the three and six months ended June 30, 1999.

         In addition to the monthly management fees described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $54,300 and $107,900 for the three and six months ended June 30, 1999.

         The Manager has entered into an identical agreement with Enstar Cable of Macoupin County, a Georgia general partnership, of which the Partnership is a co-partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Venture paid the Manager management fees of approximately $20,200 and $39,800 and reimbursement of expenses of approximately $48,700 and $94,500 under its management agreement for the three and six months ended June 30, 1999. In addition, the Joint Venture paid the Corporate General Partner approximately $5,100 and $10,000 in respect of its 1% special interest during the three and six months ended June 30, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

         The Partnership and the Joint Venture also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership's and Joint Venture's cable systems. The Partnership and the Joint Venture reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Partnership and the Joint Venture approximated $3,700 and $5,800 for the three and six months ended June 30, 1999. No management fee is payable to the affiliate by the Partnership and the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain affiliated program suppliers. Such purchases of programming services are made on behalf of the Partnership and Joint Venture and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership and the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership and the Joint Venture recorded programming fee expense of $287,100 and $569,700 for the three and six months ended June 30, 1999. Programming fees are included in service costs in the statements of operations.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


4.       EQUITY IN NET ASSETS OF JOINT VENTURE

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) owns one-third (1/3) of the Joint Venture. Each of the co-partners shares equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of June 30, 1999 and December 31, 1998, and the results of its operations for the three months ended June 30, 1999 and 1998, have been included. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results for the entire year.

                                                              December 31,            June 30,
                                                                  1998*                 1999
                                                            ------------------    -----------------
                                                                                    (Unaudited)
Current assets                                              $     1,522,900       $     1,823,900
Investment in cable television properties, net                    1,528,100             1,524,800
Other assets                                                          2,500                 2,400
                                                            ------------------    -----------------

                                                            $     3,053,500       $     3,351,100
                                                            ==================    =================


Current liabilities                                         $       343,900       $       362,100
Venturers' capital                                                2,709,600             2,989,000
                                                            ------------------    -----------------

                                                            $     3,053,500       $     3,351,100
                                                            ==================    =================

               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



4.       EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)

                                                                                Unaudited
                                                                  ---------------------------------------
                                                                            Three months ended
                                                                                 June 30,
                                                                  ---------------------------------------
                                                                        1998                  1999
                                                                  ------------------    -----------------
REVENUES                                                          $       500,600       $       505,400
                                                                  ------------------    -----------------
OPERATING EXPENSES:
   Service costs                                                          143,900               158,200
   General and administrative expenses                                     29,400                34,000
   General Partner management fees and reimbursed expenses                 77,200                74,000
   Depreciation and amortization                                           80,800                55,200
                                                                  ------------------    -----------------
                                                                          331,300               321,400
                                                                  ------------------    -----------------

OPERATING INCOME                                                          169,300               184,000
OTHER INCOME (EXPENSE):
   Interest income                                                          7,100                13,800
   Interest expense                                                        (3,000)               (2,500)
                                                                  ------------------    -----------------

NET INCOME                                                        $       173,400       $       195,300
                                                                  ==================    =================

                                                                                Unaudited
                                                                  ---------------------------------------
                                                                             Six months ended
                                                                                 June 30,
                                                                  ---------------------------------------
                                                                        1998                  1999
                                                                  ------------------    -----------------
REVENUES                                                          $       997,500       $       995,900
                                                                  ------------------    -----------------
OPERATING EXPENSES:
   Service costs                                                          305,200               323,000
   General and administrative expenses                                     72,600                87,300
   General Partner management fees and reimbursed expenses                153,300               144,300
   Depreciation and amortization                                          175,600               109,600
                                                                  ------------------    -----------------
                                                                          706,700               664,200
                                                                  ------------------    -----------------

OPERATING INCOME                                                          290,800               331,700
OTHER INCOME (EXPENSE):
   Interest income                                                         11,900                27,800
   Interest expense                                                        (5,800)               (5,100)
                                                                  ------------------    -----------------

NET INCOME                                                        $       296,900       $       354,400
                                                                  ==================    =================

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

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         The Partnership's revenues decreased from $670,100 to $647,300, or by 3.4%, and from $1,338,900 to $1,292,200, or by 3.5%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Of the $22,800 decrease in revenues for the three months ended June 30, 1999, $30,300 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $1,400 was due to decreases in other revenue producing items. The decrease was partially offset by an $8,900 increase due to increases in regulated service rates that were implemented by the Partnership in June 1999. Of the $46,700 decrease in revenues for the six months ended June 30, 1999, $45,200 was due to decreases in the number of subscriptions for basic, premium,

                        ENSTAR INCOME PROGRAM IV-3, L.P.

tier and equipment rental services and $10,400 was due to decreases in other revenue producing items. The decrease was partially offset by an $8,900 increase in regulated service rates that were implemented by the Partnership in June 1999. As of June 30, 1999, the Partnership had approximately 6,100 basic subscribers and 1,400 premium service units.

         Service costs increased from $236,500 to $250,100, or by 5.8%, and from $452,600 to $492,400, or by 8.8%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable services to customers. The quarterly increase was primarily due to higher pole rent expense and programming fees, which increased due to higher rates charged by program suppliers. The increase for the six months was principally attributable to decreases in capitalization of labor and overhead costs due to a reduction in rebuild construction activity in the Partnership's Shelbyville, Illinois franchise area. The increase for the six months was also due to higher pole rent and programming expense.

         General and administrative expenses increased from $82,200 to $125,800, or by 53.0%, and from $164,700 to $226,800, or by 37.7%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to increases in insurance premiums, personnel costs and telephone expense.

         Management fees and reimbursed expenses decreased from $91,700 to $86,700, or by 5.5%, and from $181,600 to $172,500, or by 5.0%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Management fees decreased in direct relation to decreases in revenues as described above. Reimbursed expenses decreased primarily due to lower personnel costs allocated by the Corporate General Partner resulting from staff reductions, and due to decreased telephone expense.

         Depreciation and amortization expense decreased from $134,400 to $130,400, or by 3.0%, and from $267,800 to $260,300, or by 2.8%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decreases were due to certain plant assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income decreased from $125,300 to $54,300, or by 56.7%, and from $272,200 to $140,200, or by 48.5%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decreases were primarily due to reductions in revenues and increases in insurance premiums as described above.

         Interest income, net of interest expense, increased from $3,300 to $4,000, or by 21.2%, and from $6,300 to $9,200, or by 46.0%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increases were due to higher average cash balances available for investment.

         Due to the factors described above, the Partnership's net income decreased from $186,600 to $123,400, or by 33.9%, and from $377,700 to
$267,500, or by 29.2%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 38.8% to 28.5% and 40.3% to 31.0% during the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998. The decrease was primarily caused by lower revenues and higher insurance premiums, personnel costs and pole rent as described above. EBITDA decreased from $259,700 to $184,700, or by 28.9%, from $540,000 to $400,500, or by
25.8%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

         DISTRIBUTIONS TO PARTNERS

         The Partnership distributed $125,900 and $251,900 to its partners during the three and six months ended June 30, 1999. The Joint Venture distributed $25,000 to the Partnership during the three and six months ended June 30, 1999.

         THE JOINT VENTURE

         The Joint Venture's revenues increased from $500,600 to $505,400, or by 1.0%, and decreased from $997,500 to $995,900, or by less than 1.0%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Of the $4,800 increase in revenues for the three months ended June 30, 1999, $4,300 was due to increases in regulated service rates that were implemented by the Joint Venture in June 1999 and $7,900 was due to increases in other revenue producing items. The increase was offset by a $7,400 decrease due to reductions in the number of subscriptions for premium, tier and equipment rental services. Of the $1,600 decrease in revenues for the six months ended June 30, 1999, $8,900 was due to reductions in the number of subscriptions for premium, tier and equipment rental services. The decrease was offset by a $4,300 increase due to increases in regulated service rates that were implemented by the Joint Venture in June 1999 and a $3,000 increase in other revenue producing items. As of June 30, 1999, the Joint Venture had approximately 4,700 basic subscribers and 1,300 premium service units.

         Service costs increased from $143,900 to $158,200, or by 9.9%, and from $305,200 to $323,000, or by 5.8%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to higher programming fees, which increased as a result of higher rates charged by program suppliers.

         General and administrative expenses increased from $29,400 to $34,000, or by 15.6%, and from $72,600 to $87,300, or by 20.2%, for the three and six months ended June 30, 1999 as compared

                        ENSTAR INCOME PROGRAM IV-3, L.P.

to the corresponding periods in 1998. The increase was primarily due to increases in insurance premiums. The six months' increase was also due to increases in professional fees, including audit fees.

         Management fees and reimbursed expenses decreased from $77,200 to $74,000, or by 4.1%, and from $153,300 to $144,300, or by 5.9%, for the three months and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Management fees increased for the three months and decreased for the six months ended June 30, 1999 in direct relation to changes in revenues as discussed above. Reimbursed expenses decreased primarily due to lower allocated personnel costs resulting from staff reductions, and due to decreased telephone expense.

         Depreciation and amortization expense decreased from $80,800 to $55,200, or by 31.7%, and from $175,600 to $109,600, or by 37.6%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decrease was due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $169,300 to $184,000, or by 8.7%, and from $290,800 to $331,700, or by 14.1%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increase was primarily due to decreased depreciation and amortization expense as described above.

         Interest income, net of interest expense, increased from $4,100 to $11,300 and from $6,100 to $22,700 for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increase was due to higher average cash balances available for investment in the 1999 periods.

         Due to the factors described above, the Joint Venture's net income increased from $173,400 to $195,300, or by 12.6%, and from $296,900 to
$354,400, or by 19.4%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

         Based on its experience in the cable television industry, the Joint Venture's management believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 50.0% to 47.3% and from 46.8% to 44.3% during the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998. The decrease was primarily caused by higher programming fees and insurance premiums as described above. EBITDA decreased from $250,100 to $239,200, or by 4.4%, and from $466,400 to $441,300, or by 5.4%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

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

         Based on its belief that the market for cable systems has generally improved, the Corporate General Partner has been evaluating strategies for liquidating the Partnership and the Joint Venture. These strategies included the potential sale of substantially all of the Partnership's and Joint Venture's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. The Corporate General Partner expected to complete its evaluation within the next several months and intended to advise unitholders promptly if it believed that commencing a liquidating transaction would be in the best interests of unitholders. On May 26, 1999, however, Charter Communications ("Charter") signed an agreement to acquire all of the cable television assets of FCLP and to acquire Enstar Communications Corporation, the Partnership's and Joint Venture's Corporate General Partner. The Corporate General Partner and Charter have decided to implement a strategy for liquidating the Partnership and Joint Venture that involves selling their systems to third parties. Accordingly, the Corporate General Partner will commence discussions with cable brokers regarding the sale of the systems, although no assurance can be given regarding the likelihood, if any, of receiving appropriate offers to purchase the systems. Any such sale and corresponding liquidation is unlikely to close before the sale of the Corporate General Partner to Charter.

         Following the close of all pending transactions, Charter will serve approximately 6.2 million customers and will be the nation's fourth largest cable operator. Headquartered in St. Louis, Missouri, Charter was acquired by Paul G. Allen in 1998. More information about Charter can be accessed on the Internet at www.chartercom.com.

         The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's and Joint Venture's existing cable television systems.

         In March 1997, the Partnership completed the initial construction phase of the franchise-required rebuild of its Shelbyville, Illinois cable system and the rebuild of its cable systems in surrounding communities. However, completion of the entire project and the introduction of addressability was delayed until the 1999 completion of rebuild projects in other nearby communities that involve consolidating the Shelbyville headend. Rebuild expenditures amounted to approximately $1,380,000 from inception of the project to June 30, 1999. The headend consolidation is substantially complete; however, the Partnership has budgeted expenditures of $100,000 to launch new channels in the Shelbyville system in late 1999, none of which had been incurred as of June 30, 1999.

         Additionally, the Joint Venture is required to rebuild its Auburn, Illinois cable system at an estimated cost of $630,000 under a provision of its franchise agreement with the city of Auburn. Capital expenditures related to the rebuild approximated $508,400 from inception through June 30, 1999. The Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated total additional cost of approximately $1,280,000. Project expenditures in the

                        ENSTAR INCOME PROGRAM IV-3, L.P.

surrounding communities approximated $957,900 from inception through June 30, 1999. Rebuild construction in and around Auburn is substantially complete. During 1999, the Joint Venture incurred rebuild expenditures of approximately $37,200 through June 30.

         The Joint Venture is also required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $875,000, and plans to upgrade its cable plant in Girard, Illinois beginning in 2000 at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard may require completion of the upgrade within two years. The Partnership and Joint Venture have budgeted capital expenditures in 1999 of $230,400 and $217,200, respectively, to upgrade other assets. Such expenditures by the Partnership and the Joint Venture were approximately $34,200 and $48,400, respectively, in the six months ended June 30, 1999. Management believes that existing cash and cash generated by operations of the Partnership and Joint Venture will be adequate to fund capital expenditures and the continued payment of distributions in 1999.

         The Partnership paid distributions totaling $125,900 during the quarter ended June 30, 1999. However, there can be no assurances regarding the level, timing or continuation of future distributions.

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

YEAR 2000

         During the second quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification, evaluation and remediation of the Partnership's and Joint Venture's Year 2000 business risks associated with operations directly under their control and those risks that are dependent on third parties related to their exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of their vendors and service providers. The evaluation has focused on identification, assessment and remediation of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of the Partnership's and Joint Venture's exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of services to customers

                        ENSTAR INCOME PROGRAM IV-3, L.P.

or in the interruption of critical business functions, either of which could result in a material adverse impact on the Partnership's and Joint Venture's financial results.

         FCLP concluded that certain of the Partnership's and Joint Venture's internal information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed the new systems in the first quarter of 1999. The cost of the implementation, including replacement software and hardware, has been borne by FCLP. FCLP is continuing to utilize internal and external resources to extend the functionality of the new systems. The Partnership does not believe that any other significant information technology projects affecting the Partnership or Joint Venture have been delayed due to efforts to identify or address Year 2000 issues.

         Additionally, FCLP has continued to inventory the Partnership's and Joint Venture's internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment. Of the total number of potentially non-compliant items identified in the inventory, approximately 1.5% are in the assessment stage. Approximately 14.4% of non-compliant items are in the remediation planning phase and 85.6% are in the implementation stage. FCLP plans to conduct limited testing of systems, software and equipment in the third quarter of 1999 and place significant reliance on test results provided by AT&T Broadband & Internet Services, an affiliate of FCLP. The cost of such replacement or remediation to the Partnership and Joint Venture is currently estimated to be $7,400, of which $6,400 had been incurred as of June 30, 1999. FCLP has also substantially completed the assessment and replacement or remediation of the majority of the Partnership's and Joint Venture's internal equipment containing embedded computer chips.

         FCLP has continued to survey the Partnership's and Joint Venture's significant third party vendors and service suppliers to determine the extent to which the Partnership's and Joint Venture's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership and Joint Venture are heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Partnership and Joint Venture will be unable to provide that programming to cable customers, which would result in a loss of revenues, although the Partnership and Joint Venture would attempt to provide customers with alternative program services. Virtually all of the Partnership's and Joint Venture's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products and indicated that they are already compliant or have indicated their intent to be compliant. Additional compliance information has been obtained for specific products from vendor Web sites, interviews, on-site visits, system interface testing and industry group participation. Among the most significant third party service providers upon which the Partnership and Joint Venture rely are programming suppliers, power and telephone companies, various banking institutions and the Partnership's and Joint Venture's customer billing service. The Partnership and Joint Venture are taking steps to confirm that the third parties on which they are heavily reliant are Year 2000 compliant and are developing satisfactory contingency plans, or that alternative means of meeting their business

                        ENSTAR INCOME PROGRAM IV-3, L.P.

requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Partnership and Joint Venture of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Partnership and Joint Venture are uncertain about the anticipated Year 2000 readiness of a significant third party, FCLP is investigating available alternatives, if any.

         FCLP believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, FCLP has not yet completed all phases of the remediation program and is dependent on third parties whose progress is not within its control. In the event that FCLP does not complete the currently planned additional remediation prior to the year 2000, management believes that the Partnership and Joint Venture could experience significant difficulty in producing and delivering products and services and conducting business in the year 2000. In addition, disruptions experienced by third parties with which the Partnership and Joint Venture do business as well as by the economy generally could also materially adversely affect the Partnership and Joint Venture. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         FCLP has focused its efforts on identification and remediation of the Partnership's and Joint Venture's Year 2000 exposures and is beginning to develop specific contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses a material risk to the Partnership's and Joint Venture's results of operations and financial condition. FCLP is also examining the Partnership's and Joint Venture's business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000 related problems. FCLP intends to examine the Partnership's and Joint Venture's status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources.

         SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Operating activities provided $233,800 more cash during the six months ended June 30, 1999 than in the corresponding prior year period. The Partnership used $464,800 less cash to pay liabilities owed to the Corporate General Partner and third party creditors due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets used $94,200 more cash in the first six months of 1999 than in the comparable 1998 period due to differences in the timing of receivable collections and in the payment of prepaid expenses.

         Investing activities used $45,700 less cash in the six months ended June 30, 1999 than in the corresponding prior year period. The change was primarily due to a $24,900 decrease in capital expenditures and a $2,300 decrease in expenditures for intangible assets, partially offset by an $18,500 increase in distributions from the Joint Venture.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

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

                  (a)      Exhibit 27.1  Financial Data Schedule

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


                                  By:  ENSTAR COMMUNICATIONS CORPORATION
                                       General Partner



Date: August 13, 1999             By:  /s/ MICHAEL K. MENEREY
                                       -------------------------
                                       Michael K. Menerey,
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Secretary