Form 10-Q
period 1999-09-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 1999-11-12
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1999
                              ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

                              --------------------       --------------------

                         Commission File Number 0-15686
                                               -------------

                        Enstar Income Program IV-3, L.P.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Georgia                                  58-1648320
---------------------------------------  ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

 10900 Wilshire Boulevard - 15th Floor
       Los Angeles, California                           90024
---------------------------------------  ---------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including
area code:                       (310) 824-9990
                   -------------------------------------------


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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

                   ========================================

                                                                                            December 31,        September 30,
                                                                                               1998*                 1999
                                                                                          -----------------    ----------------
                                                                                                                  (Unaudited)
ASSETS:
   Cash                                                                                   $        812,200     $        827,000

   Accounts receivable, less allowance of $3,300 and
    $1,900 for possible losses                                                                      39,700               32,600

   Prepaid expenses and other assets                                                               150,900              205,400

   Equity in net assets of Joint Venture                                                           903,200            1,045,800

   Property, plant and equipment, less accumulated
    depreciation and amortization of $4,638,800 and $4,853,100                                   1,795,300            1,644,000

   Franchise cost, net of accumulated
    amortization of $2,227,900 and $2,369,600                                                      344,100              204,700

   Deferred charges, net                                                                             2,800                -
                                                                                          ----------------     ----------------
                                                                                          $      4,048,200     $      3,959,500
                                                                                          ================     ================

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:

   Accounts payable                                                                       $        165,500     $        166,300
   Due to affiliates                                                                               246,000               54,500
                                                                                          ----------------     ----------------

          TOTAL LIABILITIES                                                                        411,500              220,800
                                                                                          ----------------     ----------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                                (46,800)             (45,800)
   Limited partners                                                                              3,683,500            3,784,500
                                                                                          ----------------     ----------------

          TOTAL PARTNERSHIP CAPITAL                                                              3,636,700            3,738,700
                                                                                          ----------------     ----------------

                                                                                          $      4,048,200     $      3,959,500
                                                                                          ================     ================


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   ========================================

                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
REVENUES                                                                                  $       659,900     $       653,500
                                                                                          ----------------    -----------------

OPERATING EXPENSES:

   Service costs                                                                                  232,600             198,800
   General and administrative expenses                                                             68,700              91,500
   General Partner management fees
    and reimbursed expenses                                                                        91,600              87,300
   Depreciation and amortization                                                                  134,300             130,700
                                                                                          ----------------    -----------------
                                                                                                  527,200             508,300
                                                                                          ----------------    -----------------
OPERATING INCOME                                                                                  132,700             145,200
                                                                                          ----------------    -----------------
OTHER INCOME (EXPENSE):
   Interest income                                                                                  7,500               9,500
   Interest expense                                                                                (2,800)             (1,900)
                                                                                          ----------------    -----------------
                                                                                                    4,700               7,600
                                                                                          ----------------    -----------------
INCOME BEFORE EQUITY IN NET INCOME
 OF JOINT VENTURE                                                                                 137,400             152,800

EQUITY IN NET INCOME OF JOINT VENTURE                                                              52,800              59,500
                                                                                          ----------------    -----------------
NET INCOME                                                                                $       190,200     $       212,300
                                                                                          ================    =================
Net income allocated to General Partners                                                  $         1,900     $         2,100
                                                                                          ================    =================
Net income allocated to Limited Partners                                                  $       188,300     $       210,200
                                                                                          ================    =================
NET INCOME PER UNIT OF LIMITED
 PARTNERSHIP INTEREST                                                                     $          4.72     $          5.27
                                                                                          ================    =================
AVERAGE LIMITED PARTNERSHIP
 UNITS OUTSTANDING DURING PERIOD                                                                   39,900              39,900
                                                                                          ================    =================


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   ========================================

                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
REVENUES                                                                                  $     1,998,800     $     1,945,700
                                                                                          ----------------    -----------------
OPERATING EXPENSES:
   Service costs                                                                                  685,200             691,200
   General and administrative expenses                                                            233,400             318,300
   General Partner management fees
    and reimbursed expenses                                                                       273,200             259,800
   Depreciation and amortization                                                                  402,100             391,000
                                                                                          ----------------    -----------------
                                                                                                1,593,900           1,660,300
                                                                                          ----------------    -----------------
OPERATING INCOME                                                                                  404,900             285,400
                                                                                          ----------------    -----------------
OTHER INCOME (EXPENSE):

   Interest income                                                                                 20,600              25,200
   Interest expense                                                                                (9,600)             (8,400)
   Gain on sale of cable assets                                                                       200               -
                                                                                          ----------------    -----------------
                                                                                                   11,200              16,800
                                                                                          ----------------    -----------------
INCOME BEFORE EQUITY IN NET INCOME
 OF JOINT VENTURE                                                                                 416,100             302,200

EQUITY IN NET INCOME OF JOINT VENTURE                                                             151,800             177,600
                                                                                          ----------------    -----------------
NET INCOME                                                                                $       567,900     $       479,800
                                                                                          ================    =================
Net income allocated to General Partners                                                  $         5,700     $         4,800
                                                                                          ================    =================
Net income allocated to Limited Partners                                                  $       562,200     $       475,000
                                                                                          ================    =================
NET INCOME PER UNIT OF LIMITED
 PARTNERSHIP INTEREST                                                                     $         14.09     $         11.90
                                                                                          ================    =================
AVERAGE LIMITED PARTNERSHIP
 UNITS OUTSTANDING DURING PERIOD                                                                   39,900              39,900
                                                                                          ================    =================


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS

                   ========================================

                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $       567,900     $       479,800
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Equity in net income of Joint Venture                                                       (151,800)           (177,600)
     Depreciation and amortization                                                                402,100             391,000
     Gain on sale of cable assets                                                                    (200)              -
     Decrease from changes in:
      Accounts receivable, prepaid expenses and other assets                                       (2,000)            (47,400)
      Accounts payable and due to affiliates                                                     (407,300)           (190,700)
                                                                                          ----------------    -----------------

       Net cash provided by operating activities                                                  408,700             455,100
                                                                                          ----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                            (175,500)            (95,100)
 Proceeds from sale of property, plant and equipment                                                  200               -
 Increase in intangible assets                                                                     (3,200)             (2,400)
 Distributions from Joint Venture                                                                  12,500              35,000
                                                                                          ----------------    -----------------
       Net cash used in investing activities                                                     (166,000)            (62,500)
                                                                                          ----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                                                                       (377,800)           (377,800)
                                                                                          ----------------    -----------------
INCREASE (DECREASE) IN CASH                                                                      (135,100)             14,800

CASH AT BEGINNING OF PERIOD                                                                       788,300             812,200
                                                                                          ----------------    -----------------
CASH AT END OF PERIOD                                                                     $       653,200     $       827,000
                                                                                          ================    =================

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   ===========================================

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $32,700 and $97,300 for the three and nine months ended September 30, 1999.

         In addition to the monthly management fees described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $54,600 and $162,500 for the three and nine months ended September 30, 1999.

         The Manager has entered into an identical agreement with Enstar Cable of Macoupin County, a Georgia general partnership, of which the Partnership is a co-partner (the "Joint Venture"), except that the Joint Venture pays the Manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Venture, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Venture paid the Manager management fees of approximately $20,000 and $59,800 and reimbursement of expenses of approximately $52,900 and $147,400 under its management agreement for the three and nine months ended September 30, 1999. In addition, the Joint Venture paid the Corporate General Partner approximately $5,000 and $15,000 in respect of its 1% special interest during the three and nine months ended September 30, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership and the Joint Venture also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   ===========================================

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

that there are no such employees directly employed by the Partnership's and Joint Venture's cable systems. The Partnership and the Joint Venture reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Partnership and the Joint Venture approximated $3,200 and $9,000 for the three and nine months ended September 30, 1999. No management fee is payable to the affiliate by the Partnership and the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain affiliated program suppliers. Such purchases of programming services are made on behalf of the Partnership and Joint Venture and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership and the Joint Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership and the Joint Venture recorded programming fee expense of $298,500 and $868,200 for the three and nine months ended September 30, 1999. Programming fees are included in service costs in the statements of operations.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   ===========================================

4.       EQUITY IN NET ASSETS OF JOINT VENTURE

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) owns one-third (1/3) of the Joint Venture. Each of the co-partners shares equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of September 30, 1999 and December 31, 1998, and the results of its operations for the three and nine months ended September 30, 1999 and 1998, have been included. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the entire year.

                                                                                      December 31,         September 30,
                                                                                          1998*                 1999
                                                                                    ------------------    -----------------
                                                                                                             (Unaudited)
Current assets                                                                      $     1,522,900       $     1,733,100
Investment in cable television properties, net                                            1,528,100             1,561,000
Other assets                                                                                  2,500                 1,700
                                                                                    ------------------    -----------------
                                                                                    $     3,053,500       $     3,295,800
                                                                                    ==================    =================

Current liabilities                                                                 $       343,900       $       158,500
Venturers' capital                                                                        2,709,600             3,137,300
                                                                                    ------------------    -----------------
                                                                                    $     3,053,500       $     3,295,800
                                                                                    ==================    =================





               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   ===========================================

4.       EQUITY IN NET ASSETS OF JOINT VENTURE (CONTINUED)

                                                                                                  Unaudited
                                                                                    ---------------------------------------
                                                                                              Three months ended
                                                                                                September 30,
                                                                                    ---------------------------------------
                                                                                          1998                  1999
                                                                                    ------------------    -----------------
REVENUES                                                                            $       500,200       $       499,900
                                                                                    ------------------    -----------------
OPERATING EXPENSES:
   Service costs                                                                            162,900               174,700
   General and administrative expenses                                                       24,200                30,100
   General Partner management fees and reimbursed expenses                                   80,600                77,900
   Depreciation and amortization                                                             82,200                54,000
                                                                                    ------------------    -----------------
                                                                                            349,900               336,700
                                                                                    ------------------    -----------------

OPERATING INCOME                                                                            150,300               163,200
OTHER INCOME (EXPENSE):
   Interest income                                                                           11,200                16,600
   Interest expense                                                                          (3,100)               (1,500)
                                                                                    ------------------    -----------------
NET INCOME                                                                          $       158,400       $       178,300
                                                                                    ==================    =================

                                                                                                  Unaudited
                                                                                    ---------------------------------------
                                                                                              Nine months ended
                                                                                                September 30,
                                                                                    ---------------------------------------
                                                                                          1998                  1999
                                                                                    ------------------    -----------------
REVENUES                                                                            $     1,497,700       $     1,495,800
                                                                                    ------------------    -----------------
OPERATING EXPENSES:
   Service costs                                                                            468,100               497,700
   General and administrative expenses                                                       96,800               117,400
   General Partner management fees and reimbursed expenses                                  233,900               222,200
   Depreciation and amortization                                                            257,800               163,600
                                                                                    ------------------    -----------------
                                                                                          1,056,600             1,000,900
                                                                                    ------------------    -----------------

OPERATING INCOME                                                                            441,100               494,900
OTHER INCOME (EXPENSE):
   Interest income                                                                           23,100                44,400
   Interest expense                                                                          (8,900)               (6,600)
                                                                                    ------------------    -----------------
NET INCOME                                                                          $       455,300       $       532,700
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

         This Report includes certain forward-looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

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

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         The Partnership's revenues decreased from $659,900 to $653,500, or by 1.0%, and from $1,998,800 to $1,945,700, or by 2.7%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Of the $6,400 decrease in revenues for the three months ended September 30, 1999, $27,300 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $600 was due to decreases in other revenue producing items. The decrease was partially offset by a $21,500 increase due to increases in regulated service rates that were implemented by the Partnership in June 1999. Of the $53,100 decrease in

                        ENSTAR INCOME PROGRAM IV-3, L.P.

revenues for the nine months ended September 30, 1999, $72,400 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $11,100 was due to decreases in other revenue producing items. The decrease was partially offset by a $30,400 increase due to increases in regulated service rates that were implemented by the Partnership in June 1999. As of September 30, 1999, the Partnership had approximately 6,000 basic subscribers and 1,400 premium service units.

         Service costs decreased from $232,600 to $198,800, or by 14.5%, and increased from $685,200 to $691,200, or by less than 1.0%, for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable services to customers. The quarterly decrease was primarily due to decreases in personnel costs, pole rent expense and system power costs, and increases in capitalization of labor and overhead costs due to a reduction in rebuild construction activity in the Partnership's Shelbyville, Illinois franchise area. The nine months' increase was primarily due to increases in programming fees resulting from higher rates charged by program suppliers.

         General and administrative expenses increased from $68,700 to $91,500, or by 33.2%, and from $233,400 to $318,300, or by 36.4%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to increases in insurance premiums, personnel costs and professional fees, including audit fees.

         Management fees and reimbursed expenses decreased from $91,600 to $87,300, or by 4.7%, and from $273,200 to $259,800, or by 4.9%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Management fees decreased in direct relation to decreases in revenues as described above. Reimbursed expenses decreased primarily due to lower personnel costs allocated by the Corporate General Partner resulting from staff reductions, and due to decreases in allocated telephone expense.

         Depreciation and amortization expense decreased from $134,300 to $130,700, or by 2.7%, and from $402,100 to $391,000, or by 2.8%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The decreases were due to the effect of certain plant assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $132,700 to $145,200, or by 9.4%, and decreased from $404,900 to $285,400, or by 29.5%, for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. The quarterly increase was primarily due to reductions in service costs as described above. The nine months' decrease was primarily due to decreases in revenues and increases in programming fees, insurance premiums and general and administrative personnel costs as described above.

         Interest income, net of interest expense, increased from $4,700 to $7,600, or by 61.7%, and from $11,000 to $16,800, or by 52.7%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increases were due to higher average cash balances available for investment.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

         Due to the factors described above, the Partnership's net income increased from $190,200 to $212,300, or by 11.6%, and decreased from $567,900 to $479,800, or by 15.5%, for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding periods in 1998.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 40.5% to 42.2% and decreased from 40.4% to 34.8% during the three and nine months ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. The quarterly increase was primarily due to lower technical personnel costs, pole rent expenses and system power costs as described above. The nine months' decrease was primarily due to lower revenues and higher programming fees, insurance premiums and general and administrative personnel costs as described above. EBITDA increased from $267,000 to $275,900, or by 3.3%, and decreased from $807,000 to $676,400, or by 16.2%, for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding periods in 1998.

         DISTRIBUTIONS TO PARTNERS

         The Partnership distributed $125,900 and $377,800 to its partners during the three and nine months ended September 30, 1999. The Joint Venture distributed $10,000 and $35,000 to the Partnership during the three and nine months ended September 30, 1999, respectively.

         THE JOINT VENTURE

         The Joint Venture's revenues decreased from $500,200 to $499,900, or by less than 1.0%, and decreased from $1,497,700 to $1,495,800, or by less than 1.0%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Of the $300 decrease in revenues for the three months ended September 30, 1999, $12,800 was due to reductions in the number of subscriptions for premium, tier and equipment rental services. The decrease was offset by a $12,000 increase due to increases in regulated service rates that were implemented by the Joint Venture in June 1999 and a $500 increase in other revenue producing items. Of the $1,900 decrease in revenues for the nine months ended September 30, 1999, $21,400 was due to reductions in the number of subscriptions for premium, tier and equipment rental services. The decrease was largely offset by a $16,000 increase due to increases in regulated service rates that were implemented by the Joint Venture in June 1999 and a $3,500 increase in other revenue producing items. As of September 30, 1999, the Joint Venture had approximately 4,700 basic subscribers and 1,200 premium service units.

         Service costs increased from $162,900 to $174,700, or by 7.2%, and from $468,100 to $497,700, or by 6.3%, for the three and nine months ended September 30, 1999 as compared to the

                        ENSTAR INCOME PROGRAM IV-3, L.P.

corresponding periods in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to higher programming fees, which increased as a result of higher rates charged by program suppliers.

         General and administrative expenses increased from $24,200 to $30,100, or by 24.4%, and from $96,800 to $117,400, or by 21.3%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increase was primarily due to higher insurance premiums. The nine months' increase was also due to increases in professional fees, including audit fees, and customer billing costs.

         Management fees and reimbursed expenses decreased from $80,600 to $77,900, or by 3.3%, and from $233,900 to $222,200, or by 5.0%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Management fees decreased in direct relation to decreases in revenues as discussed above. Reimbursed expenses decreased primarily due to lower allocated personnel costs resulting from staff reductions, and due to lower allocated telephone expense.

         Depreciation and amortization expense decreased from $82,200 to $54,000, or by 34.3%, and from $257,800 to $163,600, or by 36.5%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The decrease was due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $150,300 to $163,200, or by 8.6%, and from $441,100 to $494,900, or by 12.2%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increase was primarily due to decreased depreciation and amortization expense as described above.

         Interest income, net of interest expense, increased from $8,100 to $15,100 and from $14,200 to $37,800 for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increase was due to higher average cash balances available for investment in the 1999 periods.

         Due to the factors described above, the Joint Venture's net income increased from $158,400 to $178,300, or by 12.6%, and from $455,300 to
$532,700, or by 17.0%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

         Based on its experience in the cable television industry, the Joint Venture's management believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 46.5% to 43.4% and from 46.7% to 44.0% during the three and nine months

                        ENSTAR INCOME PROGRAM IV-3, L.P.

ended September 30, 1999, as compared to the corresponding periods in 1998. The decrease was primarily due to higher programming fees and insurance premiums as described above. EBITDA decreased from $232,500 to $217,200, or by 6.6%, and from $698,900 to $658,500, or by 5.8%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

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

         Based on its belief that the market for cable systems has generally improved, the Corporate General Partner had been evaluating strategies for liquidating the Partnership and the Joint Venture. These strategies included the potential sale of substantially all of the Partnership's and Joint Venture's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. On May 26, 1999, Charter Communications ("Charter") signed an agreement to acquire all of the cable television assets of FCLP and to acquire Enstar Communications Corporation, the Partnership's and Joint Venture's Corporate General Partner. The Corporate General Partner and Charter have decided to implement a strategy for liquidating the Partnership and Joint Venture that involves selling their systems to third parties. Accordingly, the Corporate General Partner has entered into agreements with cable brokers regarding the sale of the systems, although no assurance can be given regarding the likelihood, if any, of receiving appropriate offers to purchase the systems. Any such sale and corresponding liquidation will not close before the sale of the Corporate General Partner to Charter.

         Following the close of all pending transactions, Charter will serve approximately 6.2 million customers and will be the nation's fourth largest cable operator. Headquartered in St. Louis, Missouri, Charter was acquired by Paul G. Allen in 1998. More information about Charter can be accessed on the Internet at www.chartercom.com.

         The Partnership relies upon the availability of cash generated from operations to fund its ongoing expenses and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's and Joint Venture's existing cable television systems.

         In March 1997, the Partnership completed the initial construction phase of the franchise-required rebuild of its Shelbyville, Illinois cable system and the rebuild of its cable systems in surrounding communities. However, completion of the entire project and the introduction of addressability was delayed until the 1999 completion of rebuild projects in other nearby communities that involve consolidating the Shelbyville headend. Rebuild expenditures amounted to approximately $1,380,000 from inception of the project to September 30, 1999. The headend consolidation is substantially complete; however, the Partnership has budgeted expenditures of $100,000 to launch new channels in the Shelbyville system in late 1999, none of which had been incurred as of September 30, 1999.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

         Additionally, the Joint Venture is required to rebuild its Auburn, Illinois cable system at an estimated cost of $630,000 under a provision of its franchise agreement with the city of Auburn. Capital expenditures related to the rebuild approximated $508,400 from inception through September 30, 1999. The Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated total additional cost of approximately $1,280,000. Project expenditures in the surrounding communities approximated $957,900 from inception through September 30, 1999. Rebuild construction in and around Auburn is substantially complete. During 1999, the Joint Venture incurred rebuild expenditures of approximately $37,200 through September 30.

         The Joint Venture is also required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $875,000, and plans to upgrade its cable plant in Girard, Illinois beginning in 2000 at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard may require completion of the upgrade within two years. The Partnership and Joint Venture have budgeted capital expenditures in 1999 of $230,400 and $217,200, respectively, to upgrade other assets. Such expenditures by the Partnership and the Joint Venture were approximately $95,100 and $125,600, respectively, in the nine months ended September 30, 1999. Management believes that existing cash and cash generated by operations of the Partnership and Joint Venture will be adequate to fund capital expenditures and the continued payment of distributions in 1999.

         The Partnership paid distributions totaling $125,900 during the quarter ended September 30, 1999. However, there can be no assurances regarding the level, timing or continuation of future distributions.

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

YEAR 2000

         During the third quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification, evaluation and remediation of the Partnership's and Joint Venture's Year 2000 business risks associated with operations directly under their control and those risks that are dependent on third parties related to their exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of their vendors and service providers. The evaluation has

                        ENSTAR INCOME PROGRAM IV-3, L.P.

focused on identification, assessment and remediation of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of the Partnership's and Joint Venture's exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of services to customers or in the interruption of critical business functions, either of which could result in a material adverse impact on the Partnership's and Joint Venture's financial results.

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

         Additionally, FCLP has continued to inventory the Partnership's and Joint Venture's internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment. Of the total number of potentially non-compliant items identified in the inventory, all were evaluated during the assessment stage, approximately 8.5% are in the remediation planning phase and 91.5% are in the implementation stage. FCLP conducted limited testing of systems, software and equipment in the third quarter of 1999 and placed significant reliance on test results provided by AT&T Broadband & Internet Services, an affiliate of FCLP. The cost of such replacement or remediation to the Partnership and Joint Venture is currently estimated to be $5,600, all of which had been incurred as of September 30, 1999. FCLP has also substantially completed the assessment and replacement or remediation of the majority of the Partnership's and Joint Venture's internal equipment containing embedded computer chips.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

Among the most significant third party service providers upon which the Partnership and Joint Venture rely are programming suppliers, power and telephone companies, various banking institutions and the Partnership's and Joint Venture's customer billing service. The Partnership and Joint Venture have taken steps to confirm that the third parties on which they are heavily reliant are Year 2000 compliant and have developed satisfactory contingency plans, or that alternative means of meeting their business requirements are available. However, the Partnership can predict neither the likelihood of successful compliance nor the direct or indirect costs to the Partnership and Joint Venture of non-compliance by those third parties or of securing such services from alternate compliant third parties.

         FCLP believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, while FCLP has substantially completed all phases of the remediation program, it is dependent on third parties whose progress is not within its control. Disruptions experienced by third parties with which the Partnership and Joint Venture do business as well as by the economy generally could also materially adversely affect the Partnership and Joint Venture. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         FCLP has focused its efforts on identification and remediation of the Partnership's and Joint Venture's Year 2000 exposures and has developed specific contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses a material risk to the Partnership's and Joint Venture's results of operations and financial condition. FCLP has also examined the Partnership's and Joint Venture's business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000 related problems. FCLP intends to examine the Partnership's and Joint Venture's status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Operating activities provided $46,400 more cash during the nine months ended September 30, 1999 than in the corresponding prior year period. The Partnership used $216,600 less cash to pay liabilities owed to the Corporate General Partner and third party creditors due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets used $45,400 more cash in the first nine months of 1999 than in the comparable 1998 period due to differences in the timing of receivable collections and in the payment of prepaid expenses.

         Investing activities used $103,500 less cash in the nine months ended September 30, 1999 than in the corresponding prior year period. The change was primarily due to an $80,400 decrease in capital expenditures and an $800 decrease in expenditures for intangible assets, partially offset by a $22,500 increase in distributions from the Joint Venture.

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

                        ENSTAR INCOME PROGRAM IV-3,L.P.



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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                         A GEORGIA LIMITED PARTNERSHIP
                        --------------------------------
                                  (Registrant)


                                       By:    ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner

Date: November 11, 1999                By:    /s/ Michael K. Menerey
                                              -------------------------
                                              Michael K. Menerey,
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Secretary