Form 10-Q
period 2000-03-31
ENSTAR INCOME PROGRAM IV-3 L P
filed 2000-05-12
CIK 783765

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000
                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

                       Commission File Number    0-15686
                                                ----------


                        Enstar Income Program IV-3, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Georgia                                     58-1648320
---------------------------------------  ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
 of incorporation or organization)


12444 Powerscourt Dr., Suite 100
      St. Louis, Missouri                                   63131
---------------------------------------  ---------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including  area (314) 965-0555
code:                                          --------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

                     ======================================

                                                                                            December 31,          March 31,
                                                                                               1999*                 2000
                                                                                          -----------------    -----------------
                                                                                                                 (Unaudited)
ASSETS:
   Cash                                                                                $         1,046,200  $         1,212,500

   Accounts receivable, less allowance of $900 and
     $2,700 for possible losses                                                                     38,700               14,700

   Prepaid expenses and other assets                                                                75,000               74,200

   Equity in net assets of Joint Venture                                                         1,105,400            1,088,600

   Property, plant and equipment, less accumulated
     depreciation and amortization of $4,932,300 and $4,978,100                                  1,728,000            1,667,700

   Franchise cost, net of accumulated
     amortization of $2,416,900 and $2,452,400                                                     157,400              121,900
                                                                                          -----------------    -----------------

                                                                                       $         4,150,700  $         4,179,600
                                                                                          =================    =================

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

LIABILITIES:
   Accounts payable                                                                    $           192,200  $           141,500
   Due to affiliates                                                                               148,400              162,400
                                                                                          -----------------    -----------------

          TOTAL LIABILITIES                                                                        340,600              303,900
                                                                                          -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                                (45,000)             (44,400)
   Limited partners                                                                              3,855,100            3,920,100
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              3,810,100            3,875,700
                                                                                          -----------------    -----------------

                                                                                       $         4,150,700  $         4,179,600
                                                                                          =================    =================



               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.


                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                     ======================================

                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------

REVENUES                                                                               $          644,900  $          634,100
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                  242,300             215,300
   General and administrative expenses                                                            101,000             102,000
   General Partner management fees
      and reimbursed expenses                                                                      85,800              78,900
   Depreciation and amortization                                                                  129,900             102,200
                                                                                          ----------------    -----------------

                                                                                                  559,000             498,400
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                   85,900             135,700
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                  8,400              12,200
   Interest expense                                                                                (3,200)             (2,600)
                                                                                          ----------------    -----------------

                                                                                                    5,200               9,600
                                                                                          ----------------    -----------------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                                                91,100             145,300

EQUITY IN NET INCOME OF JOINT VENTURE                                                              53,000              46,200
                                                                                          ----------------    -----------------

NET INCOME                                                                             $          144,100  $          191,500
                                                                                          ================    =================

Net income allocated to General Partners                                               $            1,400  $            1,900
                                                                                          ================    =================

Net income allocated to Limited Partners                                               $          142,700  $          189,600
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                $             3.58  $             4.75
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 39,900              39,900
                                                                                          ================    =================



            See accompanying notes to condensed financial statements.


                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS

                     ======================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $          144,100  $          191,500
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Equity in net income of Joint Venture                                                      (53,000)            (46,200)
       Depreciation and amortization                                                              129,900             102,200
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets                                  (101,500)             24,800
         Accounts payable and due to affiliates                                                    85,800             (36,700)
                                                                                          ----------------    -----------------

             Net cash provided by operating activities                                            205,300             235,600
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                           (12,300)             (6,400)
   Distributions from Joint Venture                                                                 -                  63,000
                                                                                          ----------------    -----------------

             Net cash provided by (used in) investing activities                                  (12,300)             56,600
                                                                                          ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                                     (125,900)           (125,900)
                                                                                          ----------------    -----------------

INCREASE IN CASH                                                                                   67,100             166,300

CASH AT BEGINNING OF PERIOD                                                                       812,200           1,046,200
                                                                                          ----------------    -----------------

CASH AT END OF PERIOD                                                                  $          879,300  $        1,212,500
                                                                                          ================    =================


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================

1.     INTERIM FINANCIAL STATEMENTS

          The accompanying condensed interim financial statements for the three months ended March 31, 2000 and 1999 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

          The  partnership  has  a  management  and  service  agreement  with  a wholly-owned subsidiary of our corporate general partner for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $31,700 for the three months ended March 31, 2000.

          In addition to the monthly management fees described above, we reimburse the manager for direct expenses incurred on behalf of the partnership and for the partnership's allocable share of operational costs associated with services provided by the manager. All cable television properties managed by the corporate general partner and its subsidiary are charged a proportionate share of these expenses. Charter Communications Holding Company, LLC and its affiliates provide other management services for the partnership that were provided by Falcon Communications, L.P. and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the partnership for these services approximated $47,200 for the three months ended March 31, 2000. Management fees and reimbursed expenses due the corporate general partner are non-interest bearing.

          The manager has entered into an identical agreement with Enstar Cable of Macoupin County, or the Joint Venture, a Georgia general partnership of which the partnership is a co-partner, except that the Joint Venture pays the manager only a 4% management fee. However, the Joint Venture is required to distribute to Enstar Communications Corporation (which is the corporate general partner of the Joint Venture as well as of the partnership) an amount equal to 1% of its gross revenues in respect of Enstar Communications Corporation's interest as corporate general partner of the Joint Venture. No management fee is payable by the partnership in respect of any amounts received by the partnership from the Joint Venture, and there is no duplication of reimbursed expenses or costs of the manager. The Joint Venture paid the manager management fees of approximately $19,900 and reimbursement of expenses of approximately $41,000 under its management agreement for the three months ended March 31, 2000. In addition, the Joint Venture paid the corporate general partner approximately $5,000 in respect of its 1% special interest during the three months ended March 31, 2000.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================


2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (Continued)

          The partnership and the Joint Venture also receive certain system operating management services from Charter and other affiliates of the corporate general partner in addition to the manager, due to the fact that there are no such employees directly employed by the partnership's and Joint Venture's cable systems. The partnership and the Joint Venture reimburse the affiliates for their allocable share of the affiliates' operational costs. The total amount charged to the partnership and the Joint Venture approximated $31,800 for the three months ended March 31, 2000. No management fee is payable to the affiliates by the partnership and the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the manager.

          Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon Communications. Falcon Communications charged the partnership and the Joint Venture for these costs based on an estimate of what the corporate general partner could negotiate for such programming services for the 15 partnerships managed by the corporate general partner as a group. Charter charges the partnership and the Joint Venture for these costs based on its costs. The partnership and the Joint Venture recorded programming fee expense of $245,600 during the three months ended March 31, 2000. Programming fees are included in service costs in the statements of operations.

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

4.     SUBSEQUENT EVENTS

          In April 2000, the corporate general partner signed two non-binding letters of intent, which, together, cover the sale of all of the partnership's and Joint Venture's cable television systems. The sale of all or substantially all of the partnership's and Joint Venture's assets is subject to approval by a majority of the limited partners, and any sale agreement will provide for standard closing conditions, such as obtaining regulatory approvals. Each of the prospective buyers seeks to purchase a large group of cable television systems, which includes certain of the partnership's and Joint Venture's systems as well as certain systems owned by other partnerships under the common control of the

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================



4.     SUBSEQUENT EVENTS (Continued)

partnership's corporate general partner. There is no assurance that both definitive sale agreements will be executed, and if so, whether the proposed sales will be consummated. Even if the limited partners do approve the sales, consummation of the sales is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sales by other selling partnerships.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================




5.     EQUITY IN NET ASSETS OF JOINT VENTURE

          Each of the partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) owns one-third (1/3) of the Joint Venture. Each of the co-partners shares equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of March 31, 2000 and December 31, 1999, and the results of its operations for the three months ended March 31, 2000 and 1999, have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the entire year.



                                                                                      December 31,           March 31,
                                                                                          1999*                 2000
                                                                                    ------------------    -----------------
                                                                                                            (Unaudited)

Current assets                                                                    $       1,807,500    $        1,792,500
Investment in cable television properties, net                                            1,730,200             1,680,400
Other assets                                                                                  1,200                   900
                                                                                    ------------------    -----------------

                                                                                  $       3,538,900    $        3,473,800
                                                                                    ==================    =================


Current liabilities                                                               $         222,700    $          208,100
Venturers' capital                                                                        3,316,200             3,265,700
                                                                                    ------------------    -----------------

                                                                                  $       3,538,900    $        3,473,800
                                                                                    ==================    =================

               *As presented in the audited financial statements.


                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================



5.       EQUITY IN NET ASSETS OF JOINT VENTURE (Continued)

                                                                                                  Unaudited
                                                                                    ---------------------------------------
                                                                                              Three months ended
                                                                                                  March 31,
                                                                                    ---------------------------------------
                                                                                          1999                  2000
                                                                                    ------------------    -----------------
REVENUES                                                                          $         490,500    $          498,500
                                                                                    ------------------    -----------------
OPERATING EXPENSES:
   Service costs                                                                            164,800               179,900
   General and administrative expenses                                                       53,300                75,400
   General Partner management fees and reimbursed expenses                                   70,300                65,900
   Depreciation and amortization                                                             54,400                56,200
                                                                                    ------------------    -----------------
                                                                                            342,800               377,400
                                                                                    ------------------    -----------------

OPERATING INCOME                                                                            147,700               121,100
OTHER INCOME (EXPENSE):
   Interest income                                                                           14,000                19,900
   Interest expense                                                                          (2,600)               (2,500)
                                                                                    ------------------    -----------------

NET INCOME                                                                        $         159,100    $          138,500
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

          This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999 for additional information regarding such matters and the effect thereof on the Partnership's business.

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

RESULTS OF OPERATIONS

          The Partnership
          ---------------

          Our revenues decreased from $644,900 to $634,100, or by 1.7%, for the three months ended March 31, 2000 as compared to the first three months of 1999. Of the $10,800 decrease, $31,000 was due to decreases in the number of subscriptions for basic, premium and tier services and $1,400 was due to decreases in other revenue producing items. The decrease was partially offset by a $21,600 increase due to increases in regulated service rates that we implemented in 1999. As of March 31, 2000, the partnership had approximately 5,700 basic subscribers and 1,300 premium service units.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

          Our service costs decreased from $242,300 to $215,300, or by 11.1%, for the three months ended March 31, 2000 as compared to the first quarter of 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees, system power costs and pole rent expense. Programming fees decreased as a result of lower rates that Charter has extended to the partnership.

          Our general and administrative expenses increased from $101,000 to $102,000, or by less than 1.0%, for the three months ended March 31, 2000 as compared to the corresponding period in 1999, primarily due to decreases in marketing expenses.

          Management fees and reimbursed expenses decreased from $85,800 to $78,900, or by 8.0%, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Management fees decreased in direct relation to decreased revenues as discussed above. Reimbursed expenses decreased due to lower allocated personnel costs, telephone expense and corporate office expenses.

          Our depreciation and amortization expense decreased from $129,900 to $102,200, or by 21.3%, for the three months ended March 31, 2000 as compared to the corresponding period in 1999, due to the impact of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

          Our operating income increased from $85,900 to $135,700, or by 58.0%, for the three months ended March 31, 2000 as compared to the equivalent period in 1999, primarily due to decreases in programming fees, marketing expenses and depreciation and amortization as discussed above.

          Our interest income, net of interest expense, increased from $5,200 to $9,600, or by 84.6%, for the three months ended March 31, 2000 as compared to the corresponding period in 1999. The increase was primarily due to higher average cash balances available for investment and higher average interest rates earned on invested funds in the current year period.

          Due to the factors described above, our net income increased from $144,100 to $191,500, or by 32.9%, for the three months ended March 31, 2000 as compared to the first three months of 1999.

          Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles, or GAAP, and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 33.5% to 37.5% during the three months ended March 31, 2000 as compared to the corresponding

                        ENSTAR INCOME PROGRAM IV-3, L.P.

period in 1999. The increase was primarily due to lower programming fees and marketing expenses as described above. EBITDA increased from $215,800 to $237,900, or by 10.2%, for the three months ended March 31, 2000 as compared to the corresponding period in 1999.

          Distributions to Partners
          -------------------------

          The partnership distributed $125,900 to our partners during the three months ended March 31, 2000. The Joint Venture distributed $63,000 to the partnership during the three months ended March 31, 2000.

          The Joint Venture
          -----------------

          The Joint Venture's revenues increased from $490,500 to $498,500, or by 1.6%, for the three months ended March 31, 2000 as compared to the first three months of 1999. Of the $8,000 increase, $12,000 was due to increases in regulated service rates that the Joint Venture implemented in 1999 and $4,600 was due to other revenue producing items. These increases were partially offset by an $8,600 decrease due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. As of March 31, 2000, the Joint Venture had approximately 4,500 basic subscribers and 1,100 premium service units.

          Service costs increased from $164,800 to $179,900, or by 9.2%, for the three months ended March 31, 2000 as compared to the equivalent period in 1999. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to higher personnel costs resulting from staff additions and due to increases in allocated wages from affiliates of the corporate general partner.

          General and administrative expenses increased from $53,300 to $75,400, or by 41.5%, for the three months ended March 31, 2000 as compared to the first quarter of 1999. The increase was primarily due to higher professional fees, primarily audit fees, and greater allocated personnel costs from affiliates of the corporate general partner.

          Management fees and reimbursed expenses decreased from $70,300 to $65,900, or by 6.3%, for the three months ended March 31, 2000 as compared to 1999. Management fees increased in direct relation to increased revenues as discussed above. Reimbursed expenses decreased due to lower allocated personnel costs, telephone expenses and corporate office expenses.

          Depreciation and amortization expense increased from $54,400 to $56,200, or by 3.3%, for the three months ended March 31, 2000 as compared to the corresponding quarter of 1999, due to the depreciation of plant asset additions.

          Operating income decreased from $147,700 to $121,100, or by 18.0%, for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease was primarily due to increases in personnel costs as discussed above.

          Interest income, net of interest expense, increased from $11,400 to $17,400, or by 52.6%, for the three months ended March 31, 2000 as compared to the first three months of 1999. The

                        ENSTAR INCOME PROGRAM IV-3, L.P.

increase was primarily due to higher average cash balances available for investment and due to higher average interest rates earned on invested funds during the current year period.

          Due to the factors described above, the Joint Venture's net income decreased from $159,100 to $138,500, or by 12.9%, for the three months ended March 31, 2000 as compared to the first three months of 1999.

          Based on its experience in the cable television industry, the Joint Venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles, or GAAP, and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 41.2% to 35.6% during the three months ended March 31, 2000, as compared to the corresponding period in 1999. The decrease was primarily due to higher personnel costs as described above. EBITDA decreased from $202,100 to $177,300, or by 12.3%, for the three months ended March 31, 2000 as compared to the corresponding period in 1999.

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

          In accordance with the partnership agreement, the corporate general partner has implemented a plan for liquidating the partnership. In connection with that strategy, the corporate general partner has entered into an agreement with a cable broker to market the partnership's and Joint Venture's cable systems to third parties. Should the partnership and Joint Venture receive offers from third parties for such assets and should the corporate general partner enter into one or more agreements to sell such assets, the corporate general partner will prepare a proxy or written consent solicitation for submission to the limited partners for the purpose of approving or disapproving such sale. If all of the partnership's assets are sold, the corporate general partner will proceed to liquidate the partnership and Joint Venture following the settlement of their final liabilities. We can give no assurance, however, that we will be able to generate a sale of the partnership's or Joint Venture's cable assets.

          In April 2000, the corporate general partner signed two non-binding letters of intent, which, together, cover the sale of all of the partnership's and Joint Venture's cable television systems. The sale of all or substantially all of the partnership's and Joint Venture's assets is subject to approval by a majority of the limited partners, and any sale agreement will provide for standard closing conditions, such as obtaining regulatory approvals. Each of the prospective buyers seeks to purchase a large group of cable television systems, which includes certain of the partnership's and Joint Venture's

                        ENSTAR INCOME PROGRAM IV-3, L.P.

systems as well as certain systems owned by other partnerships under the common control of the partnership's corporate general partner. There is no assurance that both definitive sale agreements will be executed, and if so, whether the proposed sales will be consummated. Even if the limited partners do approve the sales, consummation of the sales is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sales by other selling partnerships.

          The partnership and the Joint Venture rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing expenses and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the partnership's and Joint Venture's existing cable television systems.

          The Joint Venture is required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in that community by December 2001 at an estimated cost of $1.1 million, and plans to upgrade its cable plant in Girard, Illinois at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The partnership and the Joint Venture are budgeted to spend approximately $685,800 in 2000. The partnership and the Joint Venture spent $6,400 and $4,600, respectively, during the three months ended March 31, 2000 on their cable systems.

          The partnership paid distributions totaling $125,900 during the three months ended March 31, 2000. However, there can be no assurances regarding the level, timing or continuation of future distributions.

          Falcon Communications purchased insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or formerly managed by Falcon Communications through November 12, 1999 and currently managed by Charter, including those of the partnership and the Joint Venture.

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

          We have not experienced any system failures or other disruptions caused by Year 2000 problems since January 1, 2000 through the date of this report, and do not anticipate that we will encounter any Year 2000 problems going forward. We did not incur expense in the first three months of 2000 related to the Year 2000 date change.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

          Three months ended March 31, 2000 and 1999
          ------------------------------------------

          Operating activities provided $30,300 more cash during the three months ended March 31, 2000 than in the corresponding period of 1999. The partnership used $122,500 more cash to pay liabilities owed to the corporate general partner and third party creditors due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided $126,300 more cash in the first three months of 2000 than in the comparable 1999 period due to differences in the timing of receivable collections and the payment of prepaid expenses.

          Investing activities provided $68,900 more cash in the three months ended March 31, 2000 than in the corresponding quarter of 1999. The change was primarily due to a $63,000 increase in distributions from the Joint Venture and a $5,900 decrease in capital expenditures.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.





PART II.          OTHER INFORMATION


ITEMS 1-4.        Not applicable.

ITEM 5.           Other Information.

                  In April 2000, the corporate general partner signed two non-binding letters of intent, which, together, cover the sale of all of the partnership's and Joint Venture's cable television systems. The sale of all or substantially all of the partnership's and Joint Venture's assets is subject to approval by a majority of the limited partners, and any sale agreement will provide for standard closing conditions, such as obtaining regulatory approvals. Each of the prospective buyers seeks to purchase a large group of cable television systems, which includes certain of the partnership's and Joint Venture's systems as well as certain systems owned by other partnerships under the common control of the partnership's corporate general partner. There is no assurance that both definitive sale agreements will be executed, and if so, whether the proposed sales will be consummated. Even if the limited partners do approve the sales, consummation of the sales is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sales by other selling partnerships.

ITEM 6.           Exhibits and Reports on Form 8-K


                  (a) Exhibit 27.1 - Financial Data Schedule.

                  (b) No reports on Form 8-K were filed  during the  quarter for which this report is filed

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



                                       By:    ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner





Date:  May 12, 2000                    By:   /s/  Kent D. Kalkwarf
                                             ---------------------
                                             Kent D. Kalkwarf
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                              and Principal Accounting Officer)