Form 10-Q
period 2000-06-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 2000-08-14
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

                                   (MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

                         Commission File Number 0-15686
                                                -------

                        Enstar Income Program IV-3, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Georgia                                 58-1648320
-------------------------------------    ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or  organization)

 12444 Powerscourt Dr., Suite 100
       St. Louis, Missouri                                      63131
-----------------------------------------            ---------------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:         (314) 965-0555
                                                     ---------------------------


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

                          Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

                        ================================

                                                                                    December 31,    June 30,
                                                                                       1999*          2000
                                                                                    -----------    -----------
                                                                                                   (Unaudited)
ASSETS:
   Cash                                                                             $ 1,046,200    $ 1,607,200

   Accounts receivable, net of allowance for doubtful accounts of $900 and
     $5,900, respectively                                                                38,700         78,300

   Prepaid expenses and other assets                                                     75,000         51,200

   Equity in net assets of Joint Venture                                              1,105,400      1,153,800

   Property, plant and equipment, net of accumulated
     depreciation of $4,932,300 and $5,045,100, respectively                          1,728,000      1,641,600

   Franchise cost, net of accumulated
     amortization of $2,416,900 and $2,480,600                                          157,400        100,500
                                                                                    -----------    -----------

                                                                                    $ 4,150,700    $ 4,632,600
                                                                                    ===========    ===========

                                              LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                                 $   192,200    $   177,700
   Due to affiliates                                                                    148,400        438,600
                                                                                    -----------    -----------

                                                                                        340,600        616,300
                                                                                    -----------    -----------

PARTNERSHIP CAPITAL (DEFICIT):
   General Partner                                                                      (45,000)       (42,500)
   Limited Partners                                                                   3,855,100      4,058,800
                                                                                    -----------    -----------

          TOTAL PARTNERSHIP CAPITAL                                                   3,810,100      4,016,300
                                                                                    -----------    -----------

                                                                                    $ 4,150,700    $ 4,632,600
                                                                                    ===========    ===========



         The accompanying notes are an integral part of these condensed financial statements.

-------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================


                                                  Unaudited
                                           -----------------------
                                              Three months ended
                                                   June 30,
                                           -----------------------
                                              1999          2000
                                           -----------  ----------

REVENUES                                   $ 647,300    $ 625,300
                                           ---------    ---------

OPERATING EXPENSES:
   Service costs                             250,100      184,000
   General and administrative expenses       125,800       91,200
   General partner management fees
      and reimbursed expenses                 86,700       76,900
   Depreciation and amortization             130,400       88,400
                                           ---------    ---------

                                             593,000      440,500
                                           ---------    ---------

OPERATING INCOME                              54,300      184,800
                                           ---------    ---------

OTHER INCOME (EXPENSE):
   Interest income                             7,300       17,800
   Interest expense                           (3,300)      (2,600)
                                           ---------    ---------

                                               4,000       15,200
                                           ---------    ---------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                           58,300      200,000

EQUITY IN NET INCOME OF JOINT VENTURE         65,100       65,300
                                           ---------    ---------

NET INCOME                                 $ 123,400    $ 265,300
                                           =========    =========

Net income allocated to General Partner    $   1,200    $   2,700
                                           =========    =========

Net income allocated to Limited Partners   $ 122,200    $ 262,600
                                           =========    =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                    $    3.06    $    6.58
                                           =========    =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD            39,900       39,900
                                           =========    =========



        The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================

                                                   Unaudited
                                           ---------------------------
                                                 Six months ended
                                                     June 30,
                                           ---------------------------
                                               1999          2000
                                           -----------    -----------

REVENUES                                   $ 1,292,200    $ 1,259,400
                                           -----------    -----------
OPERATING EXPENSES:

   Service costs                               492,400        396,600
   General and administrative expenses         226,800        183,700
   General partner management fees
      and reimbursed expenses                  172,500        168,100
   Depreciation and amortization               260,300        190,500
                                           -----------    -----------

                                             1,152,000        938,900
                                           -----------    -----------

OPERATING INCOME                               140,200        320,500
                                           -----------    -----------

OTHER INCOME (EXPENSE):
   Interest income                              15,700         30,000
   Interest expense                             (6,500)        (5,100)
                                           -----------    -----------

                                                 9,200         24,900
                                           -----------    -----------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                            149,400        345,400

EQUITY IN NET INCOME OF JOINT VENTURE          118,100        111,500
                                           -----------    -----------

NET INCOME                                 $   267,500        456,900
                                           ===========    ===========

Net income allocated to General Partner    $     2,700          4,600
                                           ===========    ===========

Net income allocated to Limited Partners   $   264,800        452,300
                                           ===========    ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                    $      6.64          11.34
                                           ===========    ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD              39,900         39,900
                                           ===========    ===========


        The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                       ==================================

                                                                           Unaudited
                                                                  --------------------------
                                                                       Six months ended
                                                                           June 30,
                                                                  --------------------------
                                                                     1999            2000
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $   267,500    $   456,900
   Adjustments to reconcile net income to net cash
      from operating activities:
       Equity in net income of Joint Venture                         (118,100)      (111,500)
       Depreciation and amortization                                  260,300        190,500
       Changes in:
         Accounts receivable, prepaid expenses and other assets      (102,800)       (15,800)
         Accounts payable and due to affiliates                        99,800        275,700
                                                                  -----------    -----------

             Net cash from operating activities                       406,700        795,800
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                               (34,200)       (47,200)
   Distributions from Joint Venture                                    25,000         63,100
                                                                  -----------    -----------

             Net cash from investing activities                        (9,200)        15,900
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                         (251,900)      (250,700)
                                                                  -----------    -----------

INCREASE IN CASH                                                      145,600        561,000

CASH AT BEGINNING OF PERIOD                                           812,200      1,046,200
                                                                  -----------    -----------

CASH AT END OF PERIOD                                             $   957,800    $ 1,607,200
                                                                  ===========    ===========


              The accompanying notes are an integral part of these
                         condensed financial statements.

                     ENSTAR INCOME/GROWTH PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================






1.     INTERIM FINANCIAL STATEMENTS

                  The accompanying condensed interim financial statements for Enstar Income Program IV-3, L.P. (the "Partnership") as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Partnership's management fee expense approximated $31,300 and $63,000 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the Partnership's management fee expense approximated $32,400 and $64,600, respectively. The Manager has entered into an identical agreement with Enstar Cable of Macoupin County (the "Joint Venture"), a Georgia general partnership of which the Partnership is a co-general partner, except that that the Joint Venture pays the Manager only a 4% management fee. The Joint Venture's management fee expense approximated $19,900 and $39,800 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the Joint Venture's management fee expense approximated $20,200 and $39,800, respectively. In addition, the Joint Venture is also required to distribute to ECC (which is the corporate general partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues, representing ECC's interest as the corporate general partner of the Joint Venture. The Joint Venture's management fee expense to ECC approximated $5,000 and $10,000 during the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the Joint Venture's management fee expense to ECC approximated $5,100 and $10,000, respectively. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture. Management fees are non-interest bearing.

                  The Management Agreement provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the

                     ENSTAR INCOME/GROWTH PROGRAM IV-3, L.P.

              =====================================================




Partnership and the Joint Venture. Such services were provided by Falcon Communications, L.P. and its affiliates (collectively, "Falcon") prior to November 12, 1999. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational cost associated with the services provided. The Partnership and the Joint Venture reimburse the affiliates for their allocable share of the affiliates' costs. The total amount charged to the Partnership for these costs approximated $45,600 and $105,100 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the total amount charged to the Partnership for these costs approximated $54,300 and $107,900, respectively. The total amount charged to the Joint Venture for these costs approximated $47,200 and $107,600 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the total amount charged to the Joint Venture for these costs approximated $48,700 and $94,500, respectively. There is no duplication of reimbursed expenses of the Manager.

                  Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon. Falcon charged the Partnership and the Joint Venture for these costs based on an estimate of what ECC could negotiate for such programming services for the 15 partnerships ECC managed as a group. Charter charges the Partnership and the Joint Venture for these costs based on its costs. The Partnership and Joint Venture recorded programming fee expense of $204,800 and $450,500 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, programming fee expense for the Partnership and Joint Venture was $287,100 and $569,700, respectively.

                  The cable system in one of the Partnership's franchise areas does not have headend equipment to receive and retransmit its cable television signal. The system relies on another partnership managed by ECC with systems located in neighboring communities to provide its cable television signal. The Partnership is not charged a fee for this service.

3.     EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

                  Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income has been allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner does not own units of partnership interest in the Partnership, but rather holds a participation interest in the income, losses and distributions of the Partnership.

                    ENSTAR INCOME/GROWTH PROGRAM IV-3, L.P.

              =====================================================



4.       SALE OF CABLE SYSTEM

                  On June 21, 2000, the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Gans I Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Gans I Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Fulton, Kentucky, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Gans I Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $3,396,727 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

                    ENSTAR INCOME/GROWTH PROGRAM IV-3, L.P.

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

              =====================================================

5.     EQUITY IN NET ASSETS OF JOINT VENTURE

                  The Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) each own one-third (1/3) of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of June 30, 2000 and December 31, 1999, and the results of its operations for the three and six months ended June 30, 2000 and 1999, have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results for the entire year.




                                                 December 31,   June 30,
                                                     1999*        2000
                                               -------------- -------------
                                                               (Unaudited)

Current assets                                   $1,807,500   $2,323,000

Investment in cable television properties, net    1,730,200    1,640,300

Other assets                                          1,200          600
                                                 ----------   ----------

                                                 $3,538,900   $3,963,900
                                                 ==========   ==========


Current liabilities                              $  222,700   $  502,600

Venturers' capital                                3,316,200    3,461,300
                                                 ----------   ----------

                                                 $3,538,900   $3,963,900
                                                 ==========   ==========




---------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

                     ENSTAR INCOME/GROWTH PROGRAM IV-3, L.P.

              =====================================================



                                                                    Unaudited
                                                             -----------------------
                                                                Three months ended
                                                                     June 30,
                                                             -----------------------
                                                                1999         2000
                                                             ---------    ---------

REVENUES                                                     $ 505,400    $ 497,200
                                                             ---------    ---------
OPERATING EXPENSES:

   Service costs                                               158,200      159,000

   General and administrative expenses                          34,000       39,100

   General partner management fees and reimbursed expenses      74,000       72,100

   Depreciation and amortization                                55,200       54,900
                                                             ---------    ---------
                                                               321,400      325,100
                                                             ---------    ---------

OPERATING INCOME                                               184,000      172,100

OTHER INCOME (EXPENSE):
   Interest income                                              13,800       25,900

   Interest expense                                             (2,500)      (2,000)
                                                             ---------    ---------

NET INCOME                                                   $ 195,300    $ 196,000
                                                             =========    =========


                     ENSTAR INCOME/GROWTH PROGRAM IV-3, L.P.

              =====================================================



                                                                   Unaudited
                                                             -----------------------
                                                               Six months ended
                                                                  June 30,
                                                             -----------------------
                                                                1999         2000
                                                             ---------    ---------
REVENUES                                                     $ 995,900    $ 995,700
                                                             ---------    ---------
OPERATING EXPENSES:

   Service costs                                               323,000      334,200

   General and administrative expenses                          87,300      101,400

   General partner management fees and reimbursed expenses     144,300      157,400

   Depreciation and amortization                               109,600      109,500
                                                             ---------    ---------
                                                               664,200      702,500
                                                             ---------    ---------

OPERATING INCOME                                               331,700      293,200

OTHER INCOME (EXPENSE):
   Interest income                                              27,800       45,800

   Interest expense                                             (5,100)      (4,500)
                                                             ---------    ---------

NET INCOME                                                   $ 354,400    $ 334,500
                                                             =========    =========

                                      -11-

                     ENSTAR INCOME/GROWTH PROGRAM IV-3, L.P.

              =====================================================



6.        SUBSEQUENT EVENT

                  On August 8, 2000, the Partnership and Joint Venture, together with certain affiliates, (collectively, the "Selling Affiliates") entered into a purchase and sale agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Buyer"). The Gans II Agreement provides for the Buyer to acquire the assets comprising the Partnership's and Joint Venture's cable systems serving Macoupin and Shelbyville, Illinois, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans II Agreement is $94,929,400 in cash (subject to normal closing adjustments). Of that amount, $10,378,700 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

                  The Buyer's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Selling Affiliates; (b) receipt of certain other material consents and approvals required for the consummation of the sale;
(c) receipt of the necessary approvals of the Limited Partners of each Selling Affiliates; and (d) other standard closing conditions. With respect to clause
(c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

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

                  The Partnership conducts its cable television business operations both (i) through the direct ownership and operation of certain cable television systems and (ii) through its participation as a partner with a one-third (1/3) interest in Enstar Cable of Macoupin County (the "Joint Venture"). Our participation is equal to our affiliated partners (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) under the joint venture agreement with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering the financial condition and results of operations, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration and provides a separate discussion for each entity.

RESULTS OF OPERATIONS

                  THE PARTNERSHIP

                  The Partnership's revenues decreased from $647,300 to $625,300, or by 3.4%, and from $1,292,200 to $1,259,400, or by 2.5%, for the three and six months ended June 30, 2000, as compared to the first three months of 1999. Of the $22,000 decrease for the three months ended June 30, 2000, $53,800 was due to decreases in the number of subscribers for basic, premium and tier services and $9,800 was due to decreases in other revenue producing items. The decrease was partially offset by a $41,600 increase due to increases in regulated service rates that we implemented in 1999. Of the $32,800 decrease for the six months ended June 30, 2000, $84,800 was due to decreases in the number of subscribers for basic, premium and tier services and $11,200 was due to decreases in other revenue producing items. The decrease was partially offset by a $63,200 increase due to increases in regulated service rates that we implemented in 1999. As of June 30, 2000, the Partnership had approximately 5,500 basic subscribers and 1,200 premium service units.

                  Service costs decreased from $250,100 to $184,000, or by 26.4%, and from $492,400 to $396,600, or by 19.5%, for the three and six months ended June 30, 2000, as compared to the corresponding periods of 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to lower programming fees resulting from lower rates that Charter has extended to the Partnership.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                  General and administrative expenses decreased from $125,800 to $91,200, or by 27.5%, and from $226,800 to $183,700, or by 19.0% for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The decrease was primarily due to decreases in marketing expenses.

                  Management fees and reimbursed expenses decreased from $86,700 to $76,900, or by 11.3%, and from $172,500 to $168,100, or by 2.6%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. Management fees decreased in direct relation to decreased revenues, as discussed above. In addition, the decrease was due to lower accounting reimbursed expenses as a result of lower rates allocated by Charter.

                  Depreciation and amortization expense decreased from $130,400 to $88,400, or by 32.2%, and from $260,300 to $190,500, or by 26.8%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The decrease due to the impact of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

                  Operating income increased from $54,300 to $184,800, or by 240.3%, and from $140,200 to $320,500, or by 128.6%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, due to the factors discussed above.

                  Interest income, net of interest expense, increased from $4,000 to $15,200, or by 280.0%, and from $9,200 to $24,900, or by 170.6%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to higher average cash balances available for investment and higher average interest rates earned on invested funds in the current year period.

                  Due to the factors described above, our net income increased from $123,400 to $265,300, or by 115.0%, and from $267,500 to $456,900, or by
70.8%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

                  Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 28.5% to 43.7% and from 31.0% to 40.6% during the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to lower programming fees and marketing expenses as described above. EBITDA increased from $184,700 to $273,200, or by 47.9%, and from $400,500 to $511,000, or by 27.6%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

                        ENSTAR INCOME PROGRAM IV-3, L.P.




                  The Partnership distributed $250,700 to our partners during the six months ended June 30, 2000. For the six months ended June 30, 1999, the Partnership distributed to our partners $251,900.

                  THE JOINT VENTURE

                  The Joint Venture's revenues decreased from $505,400 to $497,200, or by 1.6%, and decreased from $995,900 to $995,700, or by less than 1%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. Of the $8,200 decrease in revenues for the six months ended June 30, 2000, $30,000 was due to decreases in the number of subscribers for basic, premium, and equipment rental services and $5,600 was due to a decrease in other revenue producing items. The decreases were partially offset by a $27,400 increase in regulated service rates that we implemented in 2000. Of the $200 decrease in revenues for the six months ended June 30, 2000, $38,600 was due to decreases in the number of subscribers for basic, premium, and equipment rental services and $1,000 was due to a decrease in other revenue producing items. The decrease was partially offset by a $39,400 increase in the rates. As of June 30, 2000, we had approximately 4,300 basic subscribers and 1,100 premium service units.

                  Service costs increased from $158,200 to $159,000, or by less than 1%, and from $323,000 to $334,200, or by 3.5%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to higher personnel costs resulting from staff additions and a $40,000 programming rebate received in prior year. The increase was partially offset due to the lower programming rates that Charter has extended to us and a decrease in subscribers.

                  General and administrative expenses increased from $34,000 to $39,100, or by 15.0%, and from $87,300 to $101,400, or by 16.2%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to higher professional fees incurred in 2000.

                  General partner management fees and reimbursed expenses decreased from $74,000 to $72,100, or by 2.6%, and increased from $144,300 to $157,400, or by 9.1%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase for the six months ended June 30, 2000, represents certain costs incurred by Charter that were previously incurred by the Macoupin County Joint Venture prior to the Charter acquisition on November 12, 1999. The decrease for the three months ended June 30, 2000, represents certain costs Charter has been able to eliminate.

                  Depreciation and amortization expense decreased from $55,200 to $54,900, or less than 1%, and from $109,600 to $109,500, or by less than 1%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

                  Operating income decreased from $184,000 to $172,100, or by 6.5%, and from $331,700 to $293,200, or by 11.6%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The decrease was due to the factors discussed above.

                        ENSTAR INCOME PROGRAM IV-3, L.P.




                  Interest income, net of interest expense, increased from $11,300 to $23,900, or by 111.5%, and from $22,700 to $41,300, or by 81.9%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to higher average cash balances available for investment and due to higher average interest rates earned on invested funds during the current year period.

                  Due to the factors described above, the Joint Venture's net income increased from $195,300 to $196,000, or by less than 1%, and decreased from $354,400 to $334,500, or by 5.6%, for the three and six months ended June 30, 2000 as compared to the corresponding periods in 1999.

                  Based on its experience in the cable television industry, the Joint Venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP), and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 47.3% to 45.7% and from 44.3% to 40.4% during the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The decrease was primarily due to the factors described above. EBITDA decreased from $239,200 to $227,000, or by 5.1%, and from $441,300 to $402,700, or by 8.7%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

                  The Joint Venture distributed $63,100 to the Partnership during the six months ended June 30, 2000. For the six months ended June 30, 1999, the Joint Venture distributed $25,000 to the Partnership.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


LIQUIDITY AND CAPITAL RESOURCES

                  Our primary objective is to distribute to our partners all available cash flow from the Partnership's and Joint Venture's operations and proceeds from the sale of the Partnership's and Joint Venture's cable television systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

                  In accordance with the partnership agreement, Enstar Communications Corporation (ECC) has implemented a plan for liquidating the Partnership. On June 21, 2000, the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Gans I Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Gans I Agreement provides for the Purchaser to acquire the assets compromising the Partnership's cable system serving Fulton, Kentucky, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Gans I Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $3,396,727 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  On August 8, 2000, the Joint Venture, together with certain affiliates, (collectively, the "Selling Affiliate") entered into a purchase and sale agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Buyer"). The Agreement provides for the Buyer to acquire the assets comprising the Partnership's and Joint Venture's cable systems serving Macoupin and Shelbyville, Illinois, as well as certain assets of other affiliates. The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans II Agreement is $94,929,400 in cash (subject to normal closing adjustments). Of that amount, $10,378,700 (subject to closing adjustments) is payable to the Partnership and Joint Venture. The allocation of the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

                  Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners of each selling affiliate; and
(d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

                  Enstar Communications Corporation is currently preparing a proxy for submission to the Partnership's Limited Partners for the purpose of approving or disapproving the sale. If all of the Joint Venture's assets are sold, Enstar Communications Corporation will proceed to liquidate the Partnership and Joint Venture following the settlement of their final liabilities.

                  The Partnership and the Joint Venture rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing expenses and capital requirements. In

                        ENSTAR INCOME PROGRAM IV-3, L.P.





general, these requirements involve expansion, improvement and upgrade of the Partnership's and Joint Venture's existing cable television systems.

                  The Joint Venture is required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in that community by December 2001 at an estimated cost of $1.1 million, and plans to upgrade its cable plant in Girard, Illinois at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The Partnership and the Joint Venture are budgeted to spend approximately $685,800 in 2000. The Partnership and the Joint Venture spent $34,400 during the six months ended June 30, 2000 on their cable systems.

                  Falcon purchased insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or formerly managed by Falcon through November 12, 1999, and currently managed by Charter, including those of the partnership and the Partnership and Joint Venture.

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

                  Operating activities for the Partnership provided $389,100 more cash during the six months ended June 30, 2000 than in the corresponding period of 1999. The Partnership used $175,900 less cash to pay liabilities owed to ECC and third party creditors due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided $87,000 more cash for the six months ended June 30, 2000, than in the corresponding period in 1999 due to differences in the timing of receivable collections and the payment of prepaid expenses.

                  Investing activities provided $25,100 more cash in the six months ended June 30, 2000 than in the corresponding period of 1999. The change was primarily due to an increase in distributions from the Joint Venture and an increase in capital expenditures.

INFLATION

                  Certain of the Joint Venture's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that the Joint Venture are able to increase their service rates periodically, of which there can be no assurance.


                                      -18

                        ENSTAR INCOME PROGRAM IV-3, L.P.


PART II.      OTHER INFORMATION


ITEMS 1-5.    Not applicable.

ITEM 6.       Exhibits and Reports on Form 8-K

              (a)      Exhibits

                       10.1 Asset Purchase Agreement dated June 21, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X, Ltd., as Sellers. (1)

                       10.2 Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-1, L.P., Enstar Income Program IV-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Five-A, L.P., Enstar Income/Growth Program Five-B, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX and Enstar XI, Ltd., as Sellers. (2)

                       27.1    Financial Data Schedule.*

              (b)      Reports on Form 8-K

                       - On June 30, 2000, an 8-K dated June 21, 2000, was filed to announce an Asset Purchase Agreement dated June 21, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X, Ltd., as Sellers (Item 5).

                       - On July 18, 2000, an 8-K dated July 14, 2000, was filed to announce a change in the Partnership's principal independent accountants (Item 4).

-------

*     Filed herewith.

(1) Incorporated by reference to the Current Report on Form 8-K of Enstar Income Program 1984-1, L.P. filed on June 30, 2000 (File No. 000-13333).

(2) Incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., filed with the Commission on or about August 14, 2000.

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



                                     By:   ENSTAR COMMUNICATIONS CORPORATION
                                                General Partner





Date:  August 14, 2000               By:   /s/  Kent D. Kalkwarf
                                           ---------------------
                                           Kent D. Kalkwarf
                                           Executive Vice President and Chief
                                           Financial Officer
                                             (Principal Financial Officer and
                                              Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                                Description

10.1 Asset Purchase Agreement dated June 21, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program 1984 (incorporated by reference to the Current Report on Form 8-K of Enstar Income Program 1984-1, L.P. filed on June 30, 2000, File No. 000-13333).

10.2 Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers (incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., filed with the Commission on or about August 14, 2000).

27.1        Financial Data Schedule.