Form 10-Q
period 2000-09-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 2000-11-13
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2000
                                ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               --------------------       --------------------

                         Commission File Number   0-15686
                                               -------------

                        Enstar Income Program IV-3, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Georgia                                     58-1648320
----------------------------------------           ----------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)

   12444 Powerscourt Dr., Suite 100
         St. Louis, Missouri                               63131
----------------------------------------           ----------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (314) 965-0555
                                                    ---------------------


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

                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

                     ======================================



                                                                                            December 31,        September 30,
                                                                                                1999*                 2000
                                                                                          ----------------    -----------------
                                                                                                                 (Unaudited)
ASSETS:
   Cash                                                                                   $      1,046,200    $       2,070,500

   Accounts receivable, net of allowance for doubtful accounts of $900 and
     $10,700, respectively                                                                          38,700               58,500

   Prepaid expenses and other assets                                                                75,000               37,800

   Equity in net assets of Joint Venture                                                         1,105,400            1,206,300

   Property, plant and equipment, net of accumulated
     depreciation of $4,932,300 and $5,116,600, respectively                                     1,728,000            1,667,600

   Franchise cost, net of accumulated
     amortization of $2,416,900 and $2,490,100                                                     157,400               84,700
                                                                                          ----------------    -----------------

                                                                                          $      4,150,700    $       5,125,400
                                                                                          ================    =================

                                             LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                                       $        192,200    $         104,900
   Due to affiliates                                                                               148,400              957,600
                                                                                          ----------------    -----------------

                                                                                                   340,600            1,062,500
                                                                                          ----------------    -----------------

PARTNERSHIP CAPITAL (DEFICIT):
   General Partner                                                                                 (45,000)             (41,400)
   Limited Partners                                                                              3,855,100            4,104,300
                                                                                          ----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              3,810,100            4,062,900
                                                                                          ----------------    -----------------

                                                                                          $      4,150,700    $       5,125,400
                                                                                          ================    =================



              The accompanying notes are an integral part of these
                        condensed financial statements.


-----------

* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                     ======================================

                                                                                                       Unaudited
                                                                                          -----------------------------------
                                                                                                   Three months ended
                                                                                                     September 30,
                                                                                          -----------------------------------
                                                                                                1999                2000
                                                                                          ----------------   ----------------

REVENUES                                                                                  $       653,500    $        622,400
                                                                                          ---------------    ----------------

OPERATING EXPENSES:
   Service costs                                                                                  198,800             225,500
   General and administrative expenses                                                             91,500             111,200
   General partner management fees
      and reimbursed expenses                                                                      87,300              94,900
   Depreciation and amortization                                                                  130,700              87,800
                                                                                          ---------------    ----------------

                                                                                                  508,300             519,400
                                                                                          ---------------    ----------------

OPERATING INCOME                                                                                  145,200             103,000
                                                                                          ---------------    ----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                  9,500              17,700
   Interest expense                                                                                (1,900)             (1,400)
                                                                                          ---------------    ----------------

                                                                                                    7,600              16,300
                                                                                          ---------------    ----------------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                                               152,800             119,300

EQUITY IN NET INCOME OF JOINT VENTURE                                                              59,500              52,500
                                                                                          ---------------    ----------------

NET INCOME                                                                                $       212,300    $        171,800
                                                                                          ===============    ================

Net income allocated to General Partner                                                   $         2,100    $          1,700
                                                                                          ===============    ================

Net income allocated to Limited Partners                                                  $       210,200    $        170,100
                                                                                          ===============    ================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                   $          5.27    $           4.26
                                                                                          ===============    ================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 39,900              39,900
                                                                                          ===============    ================


              The accompanying notes are an integral part of these
                        condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                     ======================================

                                                                                                       Unaudited
                                                                                          -----------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -----------------------------------
                                                                                               1999                 2000
                                                                                          ---------------    ----------------

REVENUES                                                                                  $     1,945,700    $      1,881,800
                                                                                          ---------------    ----------------

OPERATING EXPENSES:
   Service costs                                                                                  691,200             622,100
   General and administrative expenses                                                            318,300             294,900
   General partner management fees
      and reimbursed expenses                                                                     259,800             263,000
   Depreciation and amortization                                                                  391,000             278,300
                                                                                          ---------------    ----------------

                                                                                                1,660,300           1,458,300
                                                                                          ---------------    ----------------

OPERATING INCOME                                                                                  285,400             423,500
                                                                                          ---------------    ----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                 25,200              47,700
   Interest expense                                                                                (8,400)             (6,500)
                                                                                          ---------------    ----------------

                                                                                                   16,800              41,200
                                                                                          ---------------    ----------------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                                               302,200             464,700

EQUITY IN NET INCOME OF JOINT VENTURE                                                             177,600             164,000
                                                                                          ---------------    ----------------

NET INCOME                                                                                $       479,800    $        628,700
                                                                                          ===============    ================

Net income allocated to General Partner                                                   $         4,800    $          6,300
                                                                                          ===============    ================

Net income allocated to Limited Partners                                                  $       475,000    $        622,400
                                                                                          ===============    ================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                   $         11.90    $          15.60
                                                                                          ===============    ================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 39,900              39,900
                                                                                          ===============    ================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                     ======================================

                                                                                                       Unaudited
                                                                                          -----------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -----------------------------------
                                                                                               1999                 2000
                                                                                          ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $       479,800    $        628,700
   Adjustments to reconcile net income to net cash
      from operating activities:
       Equity in net income of Joint Venture                                                     (177,600)           (164,000)
       Depreciation and amortization                                                              391,000             278,300
       Changes in:
         Accounts receivable, prepaid expenses and other assets                                   (47,400)             17,400
         Accounts payable and due to affiliates                                                  (190,700)            721,900
                                                                                          ---------------    ----------------

             Net cash from operating activities                                                   455,100           1,482,300
                                                                                          ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                           (95,100)           (144,700)
   Increase in intangible assets                                                                   (2,400)               (500)
   Distributions from Joint Venture                                                                35,000              63,100
                                                                                          ---------------    ----------------

             Net cash from investing activities                                                   (62,500)            (82,100)
                                                                                          ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                                     (377,800)           (375,900)
                                                                                          ---------------    ----------------

INCREASE IN CASH                                                                                   14,800           1,024,300

CASH AT BEGINNING OF PERIOD                                                                       812,200           1,046,200
                                                                                          ---------------    ----------------

CASH AT END OF PERIOD                                                                     $       827,000    $      2,070,500
                                                                                          ===============    ================



              The accompanying notes are an integral part of these
                        condensed financial statements.

                     ENSTAR INCOME/GROWTH PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     ======================================







1.     INTERIM FINANCIAL STATEMENTS

                  The accompanying condensed interim financial statements for Enstar Income Program IV-3, L.P. (the "Partnership") as of September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Partnership's management fee expense approximated $31,100 and $94,100 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the Partnership's management fee expense approximated $32,700 and $97,300, respectively. The Manager has entered into an identical agreement with Enstar Cable of Macoupin County (the "Joint Venture"), a Georgia general partnership of which the Partnership is a co-general partner, except that that the Joint Venture pays the Manager only a 4% management fee. The Joint Venture's management fee expense approximated $19,900 and $59,700 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the Joint Venture's management fee expense approximated $20,000 and $59,800, respectively. In addition, the Joint Venture is also required to distribute to ECC (which is the corporate general partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues, representing ECC's interest as the corporate general partner of the Joint Venture. The Joint Venture's management fee expense to ECC approximated $5,000 and $14,900 during the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the Joint Venture's management fee expense to ECC approximated $5,000 and $15,000, respectively. No management fee is payable to the Manager by the Partnership in respect of any amounts received by the Partnership from the Joint Venture. Management fees are non-interest bearing.

                  The Management Agreement provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the

                     ENSTAR INCOME/GROWTH PROGRAM IV-3, L.P.

                     ======================================



Partnership and the Joint Venture. Such services were provided by Falcon Communications, L.P. and its affiliates (collectively, "Falcon") prior to November 12, 1999. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational cost associated with the services provided. The Partnership and the Joint Venture reimburse the affiliates for their allocable share of the affiliates' costs. The total amount charged to the Partnership for these costs approximated $63,800 and $168,900 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the total amount charged to the Partnership for these costs approximated $54,600 and $162,500, respectively. The total amount charged to the Joint Venture for these costs approximated $58,900 and $166,600 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the total amount charged to the Joint Venture for these costs approximated $52,900 and $147,400, respectively. There is no duplication of reimbursed expenses of the Manager.

                  Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon. Falcon charged the Partnership and the Joint Venture for these costs based on an estimate of what ECC could negotiate for such programming services for the 14 partnerships ECC managed as a group. Charter charges the Partnership and the Joint Venture for these costs based on its costs. The Partnership and Joint Venture recorded programming fee expense of $242,800 and $693,300 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, programming fee expense for the Partnership and Joint Venture was $298,500 and $868,200, respectively.

                  The cable system in one of the Partnership's franchise areas does not have headend equipment to receive and retransmit its cable television signal. The system relies on another partnership managed by ECC with systems located in neighboring communities to provide its cable television signal. The Partnership is not charged a fee for this service.

3.     NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

                     ENSTAR INCOME/GROWTH PROGRAM IV-3, L.P.

                     ======================================


4.     SALE OF CABLE SYSTEMS

                  On June 21, 2000, (as amended on September 29, 2000) the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Gans I Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Gans I Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Fulton, Kentucky, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Gans I Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $3,396,727 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  On August 8, 2000, (as amended on September 29, 2000) the Partnership and Joint Venture, together with certain affiliates, (collectively, the "Selling Affiliates") entered into a purchase and sale agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Buyer"). The Gans II Agreement provides for the Buyer to acquire the assets comprising the Partnership's and Joint Venture's cable systems serving Macoupin County and Shelbyville, Illinois, as well as certain assets of other affiliates. The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans II Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $10,378,700 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

                  Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

                     ENSTAR INCOME/GROWTH PROGRAM IV-3, L.P.

                     ======================================


5.     EQUITY IN NET ASSETS OF JOINT VENTURE

                  The Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) each own one-third (1/3) of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of September 30, 2000, and December 31, 1999, and the results of its operations for the three and nine months ended September 30, 2000 and 1999, have been included. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results for the entire year.


                                                                                      December 31,      September 30,
                                                                                          1999*              2000
                                                                                    ---------------    ---------------
                                                                                                          (Unaudited)

Current assets                                                                      $     1,807,500     $    2,688,500

Investment in cable television properties, net                                            1,730,200          1,612,000

Other assets                                                                                  1,200                300
                                                                                    ---------------    ---------------

                                                                                    $     3,538,900    $     4,300,800
                                                                                    ===============    ===============


Current liabilities                                                                 $       222,700    $       681,800

Venturers' capital                                                                        3,316,200          3,619,000
                                                                                    ---------------    ---------------

                                                                                    $     3,538,900    $     4,300,800
                                                                                    ===============    ===============



---------
     * Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

                     ENSTAR INCOME/GROWTH PROGRAM IV-3, L.P.

                     ======================================

                                                                                                  Unaudited
                                                                                    -------------------------------------
                                                                                              Three months ended
                                                                                                September 30,
                                                                                    -------------------------------------
                                                                                          1999                  2000
                                                                                    ---------------       ---------------
REVENUES                                                                            $       499,900       $       497,100
                                                                                    ---------------       ---------------

OPERATING EXPENSES:
   Service costs                                                                            174,700               173,300

   General and administrative expenses                                                       30,100                42,900

   General partner management fees and reimbursed expenses                                   77,900                83,800

   Depreciation and amortization                                                             54,000                60,100
                                                                                    ---------------       ---------------
                                                                                            336,700               360,100
                                                                                    ---------------       ---------------

OPERATING INCOME                                                                            163,200               137,000

OTHER INCOME (EXPENSE):
   Interest income                                                                           16,600                21,600

   Interest expense                                                                          (1,500)                 (900)
                                                                                    ---------------       ---------------

NET INCOME                                                                          $       178,300       $       157,700
                                                                                    ===============       ===============

                     ENSTAR INCOME/GROWTH PROGRAM IV-3, L.P.

                     ======================================


                                                                                                  Unaudited
                                                                                    -------------------------------------
                                                                                              Nine months ended
                                                                                                September 30,
                                                                                    -------------------------------------
                                                                                          1999                  2000
                                                                                    ---------------       ---------------
REVENUES                                                                            $     1,495,800       $     1,492,800
                                                                                    ---------------       ---------------

OPERATING EXPENSES:
   Service costs                                                                            497,700               507,500

   General and administrative expenses                                                      117,400               144,300

   General partner management fees and reimbursed expenses                                  222,200               241,200

   Depreciation and amortization                                                            163,600               169,600
                                                                                    ---------------       ---------------
                                                                                          1,000,900             1,062,600
                                                                                    ---------------       ---------------

OPERATING INCOME                                                                            494,900               430,200

OTHER INCOME (EXPENSE):
   Interest income                                                                           44,400                67,400

   Interest expense                                                                          (6,600)               (5,400)
                                                                                    ---------------       ---------------

NET INCOME                                                                          $       532,700       $       492,200
                                                                                    ===============       ===============


                        ENSTAR INCOME PROGRAM IV-3, L.P.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999, for additional information regarding such matters and the effect thereof on the Partnership's business.

                  The Partnership conducts its cable television business operations both (i) through the direct ownership and operation of certain cable television systems and (ii) through its participation as a partner with a one-third (1/3) interest in Enstar Cable of Macoupin County (the "Joint Venture"). Our participation is equal to our affiliated partners (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering the financial condition and results of operations, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration and provides a separate discussion for each entity.

RESULTS OF OPERATIONS

                  THE PARTNERSHIP

                  Our revenues decreased from $653,500 to $622,400, or by 4.8%, and from $1,945,700 to $1,881,800, or by 3.3%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Of the $31,100 decrease for the three months ended September 30, 2000, $41,350 was due to decreases in the number of subscribers for basic, premium and tier services and $8,150 was due to decreases in other revenue producing items. The decrease was partially offset by a $18,400 increase due to increases in regulated service rates that we implemented in 1999. Of the $63,900 decrease for the nine months ended September 30, 2000, $126,150 was due to decreases in the number of subscribers for basic, premium and tier services and $19,350 was due to decreases in other revenue producing items. The decrease was partially offset by a $81,600 increase due to increases in regulated service rates that we implemented in 1999. As of September 30, 2000, the Partnership had approximately 5,300 basic subscribers and 2,100 premium service units.

                  Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Partnership and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Partnership based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and

                        ENSTAR INCOME PROGRAM IV-3, L.P.

reimbursed expenses on the Partnership's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased from $377,600 to $431,600, or by 14.3% and from $1,269,300 to $1,180,000, or by 7.0%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

         Our service costs increased from $198,800 to $225,500, or by 13.4%, and decreased from $691,200 to $622,100, or by 10.0%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods of 1999. Service costs represent costs directly attributable to providing cable services to customers. For the three months ended September 30, 2000, the increase was attributable to higher payroll expense, partially offset by lower programming fees resulting from lower rates that Charter has extended to the Partnership. For the nine months ended September 30, 2000, the decrease was primarily due to lower programming fees resulting from lower rates that Charter has extended to the Partnership.

                  Our general and administrative expenses increased from $91,500 to $111,200, or by 21.5%, and decreased from $318,300 to $294,900, or by 7.4%
for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to increased bad debt expense. The decrease was due to lower marketing expense.

                  Our management fees and reimbursed expenses increased from $87,300 to $94,900, or by 8.7%, and from $259,800 to $263,000, or by 1.2%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Management fees decreased slightly in direct relation to decreased revenues, as discussed above. Reimbursed expenses increased due to a third quarter increase in bank fees.

                  Our depreciation and amortization expense decreased from $130,700 to $87,800, or by 32.8%, and from $391,000 to $278,300, or by 28.8%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The decrease was due to the impact of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

                  Due to the factors described above, our operating income decreased from $145,200 to $103,000, or by 29.1%, and increased from $285,400 to $423,500, or by 48.4%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

                  Our interest income, net of interest expense, increased from $7,600 to $16,300, or by 114.5%, and from $16,800 to $41,200, or by 145.2%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to higher average cash balances available for investment and higher average interest rates earned on invested funds in the current year period.

                  The equity in net income of the Joint Venture decreased from $59,500 to $52,500, or by 11.8%, and from $177,600 to $164,000, or by 7.7%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The decrease was due to factors described below.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                  Due to the factors described above, our net income decreased from $212,300 to $171,800, or by 19.1%, and increased from $479,800 to $628,700, or by 31.0%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

                  Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 42.2% to 30.7% and increased from 34.8% to 37.3% during the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The changes in EBITDA as a percentage of revenues were primarily due to the factors described above. EBITDA decreased from $275,900 to $190,800, or by 30.1%, and increased from $676,400 to $701,800, or by 3.8%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

                  The Partnership distributed $375,900 to our partners during the nine months ended September 30, 2000. For the nine months ended September 30, 1999, the Partnership distributed $377,800 to our partners.

                  THE JOINT VENTURE

                  The Joint Venture's revenues decreased from $499,900 to $497,100, or by less than 1.0%, and from $1,495,800 to $1,492,800, or by less than 1.0%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Of the $2,800 decrease in revenues for the three months ended September 30, 2000, $29,900 was due to decreases in the number of subscribers for basic, premium, and equipment rental services and $400 was due to a decrease in other revenue producing items. The decreases were partially offset by a $27,500 increase in regulated service rates that we implemented in 2000. Of the $3,000 decrease in revenues for the nine months ended September 30, 2000, $68,500 was due to a decrease in the number of subscribers for basic, premium, and equipment rental services and $1,400 was due to a decrease in other revenue producing items. The decrease was partially offset by a $66,900 increase in the rates. As of September 30, 2000, we had approximately 4,300 basic subscribers and 1,500 premium service units.

                  Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Joint Venture and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Joint Venture based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Joint Venture's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased from $282,700 to $300,000, or by 6.1%, and from $837,300 to

                        ENSTAR INCOME PROGRAM IV-3, L.P.

$893,000, or by 6.7%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

                  Service costs decreased from $174,700 to $173,300, or by less than 1.0%, and increased from $497,700 to $507,500, or 2.0% for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. For the three months ended September 30, 2000, the decrease was primarily due to the lower programming rates that Charter has extended to us. The decrease was partially offset due to higher personnel costs resulting from staff additions. For the nine months ended September 30, 2000, the increase was primarily due to higher personnel costs resulting from staff additions, which was partially offset due to the lower programming rates mentioned above and a decrease in subscribers. In addition, a $40,000 programming rebate was received in prior year, which decreased service costs for the nine months ended September 30, 1999.

                  General and administrative expenses increased from $30,100 to $42,900, or by 42.5%, and from $117,400 to $144,300, or by 22.9%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase was due to higher bad debt expense incurred in 2000 and in the costs associated with customer billings.

                  General partner management fees and reimbursed expenses increased from $77,900 to $83,800, or by 7.6%, and from $222,200 to $241,200, or by 8.6%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. As discussed above, Charter now performs certain management and operational functions formerly performed at the Joint Venture.

                  Depreciation and amortization expense increased from $54,000 to $60,100, or by 11.3%, and from $163,600 to $169,600, or by 3.7%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, due to an increase in capital expenditures for cable system upgrades.

                  Due to the factors described above, operating income decreased from $163,200 to $137,000, or by 16.1%, and from $494,900 to $430,200, or by
13.1%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

                  Interest income, net of interest expense, increased from $15,100 to $20,700, or by 37.1% and from $37,800 to $62,000, or by 64.0% for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to higher average cash balances available for investment and due to higher average interest rates earned on invested funds during the current year period.

                  Due to the factors described above, the Joint Venture's net income decreased from $178,300 to $157,700, or by 11.6%, and from $532,700 to $492,200, or by 7.6%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

                  Based on its experience in the cable television industry, the Joint Venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement

                        ENSTAR INCOME PROGRAM IV-3, L.P.


determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 43.4% to 39.6% and from 44.0% to 40.2% during the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The decrease was primarily due to the factors described above. EBITDA decreased from $217,200 to $197,100, or by 9.3%, and from $658,500 to $599,800, or by 8.9%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

                  The Joint Venture distributed $63,100 and $35,000 to the Partnership for the nine months ended September 30, 2000 and 1999, respectively.

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

                  In accordance with the partnership agreement, Enstar Communications Corporation (ECC) has implemented a plan for liquidating the Partnership. On June 21, 2000, (as amended on September 29, 2000) the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Gans I Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Gans I Agreement provides for the Purchaser to acquire the assets compromising the Partnership's cable system serving Fulton, Kentucky, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Gans I Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $3,396,727 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  On August 8, 2000, (as amended on September 29, 2000) the Partnership and the Joint Venture, together with certain affiliates, (collectively, the "Selling Affiliates") entered into a purchase and sale agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Buyer"). The Gans II Agreement provides for the Buyer to acquire the assets comprising the Partnership's and Joint Venture's cable systems serving Macoupin County and Shelbyville, Illinois, as well as certain assets of other affiliates. The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans II Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $10,378,700 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

                  Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises

                        ENSTAR INCOME PROGRAM IV-3, L.P.

covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners; and
(d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

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

                  The Joint Venture is required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in that community by December 2001 at an estimated cost of $1,100,000, and plans to upgrade its cable plant in Girard, Illinois at an estimated cost of approximately $1,000,000 provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The Partnership and the Joint Venture are budgeted to spend approximately $685,800 in 2000. The Partnership and the Joint Venture spent $192,800 during the nine months ended September 30, 2000, on their cable systems.

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

                  Operating activities for the Partnership provided $1,027,200 more cash during the nine months ended September 30, 2000, than in the corresponding period of 1999. The Partnership used $912,600 less cash to pay liabilities owed to ECC and third party creditors, than in the corresponding period in 1999, due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided $64,800 more cash for the nine months ended September 30, 2000, than in the corresponding period in 1999, due to differences in the timing of receivable collections and the payment of prepaid expenses.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                  Investing activities used $18,900 more cash in the nine months ended September 30, 2000, than in the corresponding period of 1999. The change was due to an increase in capital expenditures, offset by an increase in distributions from the Joint Venture.



INFLATION

                  Certain of the Partnership's and the Joint Venture's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership and the Joint Venture do not believe that their financial results have been, or will be, adversely affected by inflation in a material way, provided that the Partnership and the Joint Venture are able to increase their service rates periodically, of which there can be no assurance.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


PART II.          OTHER INFORMATION


ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       10.1 Amendment dated September 29, 2000, of the Asset Purchase Agreement dated June 21, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X, Ltd., as Sellers.(1)

                       10.2 Amendment dated September 29, 2000, of the Asset Purchase Agreement dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers.
                             (2)

                       27.1  Financial Data Schedule.*

                  (b)  Reports on Form 8-K

                       -     None


-------

* Filed herewith

(1) Incorporated by reference to the report on Form 10-Q of Enstar Income/Growth Program Six-A, L.P. filed on November 13, 2000 (File No. 00017687).

(2) Incorporated by reference to the report on Form 10-Q of Enstar Income Program IV-1, L.P. filed on November 13, 2000 (File No. 00015705).

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



                                 By: ENSTAR COMMUNICATIONS CORPORATION
                                        General Partner





Date:  November 13, 2000         By: /s/  Kent D. Kalkwarf
                                     ---------------------
                                     Kent D. Kalkwarf
                                     Executive Vice President and Chief
                                     Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                             Description


10.1 Amendment dated September 29, 2000, of the Asset Purchase Agreement dated June 21, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X, Ltd., as Sellers (incorporated by reference to the Current Report on Form 10-Q of Enstar Income/Growth Program Six-A, L.P. filed on November 13, 2000, File No. 00017687).

10.2 Amendment dated September 29, 2000, of the Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-1, L.P., Enstar Income Program IV-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Five-A, L.P., Enstar Income/Growth Program Five-B, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX and Enstar XI, Ltd., as Sellers (incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program IV-1, L.P. filed on November 13, 2000, File No. 00015705).

27.1     Financial Data Schedule.