Form 10-K405
period 2000-12-31
ENSTAR INCOME PROGRAM IV-3 L P
filed 2001-04-02
CIK 783765

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------   ------------

                         Commission File Number 0-15686

                        ENSTAR INCOME PROGRAM IV-3, L.P.
 -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           GEORGIA                                            58-1648320
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

    12444 POWERSCOURT DR., SUITE 100
          ST. LOUIS, MISSOURI                                   63131
---------------------------------------------------           ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (314) 965-0555
                                                              --------------
                                                                   NONE

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act

                                                    Name of each exchange
       Title of each Class                           on which registered
       -------------------                          --------------------
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

================================================================================

                    The Exhibit Index is located at Page E-1.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

                  Enstar Income Program IV-3, L.P., a Georgia limited partnership, is engaged in the ownership and operation of cable television systems in small to medium-sized communities. The Partnership was formed on October 16, 1985. The general Partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner"), and Robert T. Graff, Jr. (the "individual general partner"). On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc., acquired both the Corporate General Partner, as well as Falcon Communications, L.P., the entity that provided management and certain other services to the Partnership. Charter is the nation's fourth largest cable operator, serving 6.35 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon Communications, L.P.) now provide management and other services to the Partnership. See Item 13., "Certain Relationships and Related Transactions." See "Employees" below. In this annual report, the terms "we" and "our" refer to the Partnership.

                  The Partnership began its cable television business operations in January 1987 with the acquisition of three cable television systems that provide service to customers in and around the municipalities of Fairfield and Shelbyville, Illinois, and Fulton, Kentucky.

                  In 1988 the Partnership entered into a general partnership agreement with two affiliated partnerships (which are also cable television limited partnerships sponsored by the general partners) to form Enstar Cable of Macoupin County (the "Joint Venture"). The Joint Venture was formed in order to enable each of its partners to participate in the acquisition and ownership of a more diverse pool of systems by combining certain of their financial resources. The Joint Venture began its cable television business operations in January 1988 with the acquisition of a cable television system providing service in and around the municipalities of Carlinville, Virden, Girard, Thayer and Auburn, Illinois. As of December 31, 2000, cable systems owned by the Partnership and the Joint Venture served approximately 5,293 and 4,458 basic subscribers, respectively. Statements made in the remainder of this report regarding the Partnership's operations and cable systems also apply to the Joint Venture's operations and cable systems unless a separate discussion is provided.

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On June 21, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sales agreement (the "Gans I Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Gans I Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Fulton, Kentucky, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Gans I Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $3,396,727 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  On August 8, 2000 (as amended on September 29, 2000), the Partnership and the Joint Venture, together with certain affiliates (collectively, the "Selling Affiliates") entered into a purchase and sale agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Buyer"). The Gans II Agreement provides for the Buyer to acquire the assets comprising the Partnership's and Joint Venture's cable systems serving Macoupin County and Shelbyville, Illinois, as well as certain assets of other affiliates. The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans II Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $10,378,700 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

                  Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents of transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership and the Joint Venture are currently negotiating additional amendments to the purchase and sale agreements with the Purchaser. Accordingly, there can be no assurance that the sale will close.


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

                  Our cable television systems offer customers various levels, or "tiers," of cable services consisting of:

o broadcast television signals of local network, independent and educational stations

o a limited number of television signals from so-called "super stations" originating from distant cities, such as WGN

o        various satellite - delivered, non-broadcast channels, such as

         -        Cable News Network, or "CNN"

         -        MTV: Music Television, or "MTV"

         -        The USA Network

         -        ESPN

         -        Turner Network Television, or "TNT" and

         -        The Disney Channel

o programming originated locally by the cable television system, such as public, educational and government access programs, and

o information displays featuring news, weather, stock market and financial reports, and public service announcements.

                  For an extra monthly charge, our cable television systems also offer "premium" television services to their customers. These services, such as Home Box Office, or "HBO," and Showtime are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

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

                  The Chief Executive Officer of the general partner is Jerald
L. Kent. The principal executive offices of the Partnership and the Corporate General Partner are located at 12444 Powerscourt Drive, Suite 100, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555. See Item 10., "Directors and Executive Officers of the Registrant."

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

                  Our systems have an average channel capacity of 71 with 78% of the channel capacity utilized at December 31, 2000. The Joint Venture's systems had an average channel capacity of 59 which was 87% utilized at December 31, 2000.

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

                  In March 1997, the Partnership completed the initial construction phase of the franchise-required rebuild of its Shelbyville, Illinois, cable system and the rebuild of its cable systems in surrounding communities. However, completion of the entire project and the introduction of addressability was delayed until the 1999 completion of rebuild projects in other nearby communities that involved consolidating the Shelbyville headend with that of an affiliated partnership in a neighboring community. The entire project cost approximately $1,396,100, which includes no expenditures in 2000. Capital expenditures budgeted for 2001 include approximately $372,000 for cable plant extensions and upgrade of system assets.

                  The Joint Venture completed rebuilding its cable system in Auburn, Illinois, and surrounding communities in 1999 at an estimated total cost of approximately $1,471,100, including $42,000 in 1999 to complete the project. The Joint Venture is also required by a provision of its franchise agreement with the city of Carlinville, Illinois, to upgrade its cable system in the community by December 2001 at an estimated cost of $1.1 million. Construction is expected to begin in 2001. Additionally, the Joint Venture expects to upgrade its cable plant in Girard, Illinois, in the future at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard may require completion of the upgrade within two years. Capital expenditures budgeted in 2001 for the Joint Venture include approximately $1,110,000 to upgrade other assets. Management believes that existing cash and cash generated by the operations of the Partnership and Joint Venture will be adequate to fund capital expenditures and the continued payment of distributions in 2000. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

                  The table below sets forth certain operating statistics for the Partnership's and the Joint Venture's cable systems as of December 31, 2000.

                                                                                                      Average
                                                                                                      Monthly
                                                                        Premium                       Revenue
                             Homes         Basic           Basic        Service       Premium        Per Basic
System                     Passed(1)    Subscribers    Penetration(2)   Units(3)   Penetration(4)  Subscriber(5)
----------------------     --------     -----------    --------------   --------   --------------  -------------
Enstar Income
  Program IV-3, L.P.:

Shelbyville, IL               5,546          3,443         62.1%          1,104        32.1%          $38.41

Fulton, KY                    4,290          1,850         43.1%            922        49.8%          $36.97
                            -------        -------                      -------
Total                         9,836          5,293         53.8%          2,026        38.3%          $37.91
                            =======        =======                      =======
Enstar Cable of
  Macoupin County:

  Macoupin, IL                6,749          4,458         66.1%          1,348        30.2%          $37.44

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

         (5) Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 2000.

CUSTOMER RATES AND SERVICES

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

                  At December 31, 2000, the Partnership's and Joint Venture's monthly rates for basic cable service for residential customers, including certain discounted rates, ranged from $22.39 to $26.53 and their premium service rate was $11.95, excluding special promotions offered periodically in conjunction with the Partnership's and Joint Venture's marketing programs. A one-time installation fee, which the Partnership and Joint Venture may wholly or partially waive during a promotional period, is usually charged to new customers. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

                  The various personnel required to operate the Partnership's and Joint Venture's business operations are employed by the Partnership, the Corporate General Partner, its subsidiary corporation and Charter. As of February 19, 2001, we have three employees, the cost of which is charged directly to the Partnership. The Joint Venture has no employees. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and Charter are allocated and charged to the Partnership and Joint Venture for reimbursement pursuant to the partnership agreement and management agreement. Other personnel required to operate the Partnership's and Joint Ventures' business operations are employed by affiliates of the Corporate General Partner. The cost of such employment is allocated and charged to the Partnership and Joint Venture. The amounts of these reimbursable costs are set forth below in
Item 11., "Executive Compensation."

TECHNOLOGICAL DEVELOPMENTS

                  As part of its commitment to customer service, we seek to apply technological advances in the cable television industry to its cable television systems on the basis of cost effectiveness, enhancement of product quality and service delivery and industry-wide acceptance. Currently, the Partnership's systems have an average channel capacity of 63 in systems that serve 33% of our customers and an average channel capacity of 76 in systems that serve 67% of the customers and, on average, utilize 68% and 83% of their channel capacity. The Joint Venture's Auburn system, representing 24% of its customers, has a 123-channel capacity, 46% of which is currently utilized. The remainder of the Joint Venture's systems have an average channel capacity of 38, which is completely utilized. The Partnership believes that system upgrades would enable it and the Joint Venture to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. See "Business Strategy - Capital Expenditures," "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PROGRAMMING

                  The Partnership and the Joint Venture purchase basic and premium programming for their systems from Charter. In turn, Charter charges the Partnership and the Joint Venture for these costs at its costs which are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Prior to the acquisition of the Corporate General Partner, Falcon Communications charged the Partnership and Joint Venture for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 14 partnerships managed by the Corporate General Partner as a group (approximately 76,046 basic subscribers at December 31, 2000). Other channels have also offered Charter and the Partnership and the Joint Venture's cable television systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Partnership and the Joint Venture's management cannot predict the impact of such potential payments on its business. In addition, the FCC may require that such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. Charter `s programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurance can be given that its, and correspondingly the Joint Venture's, programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. Management believes, however, that Charter's relations with its programming suppliers generally are good.

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

FRANCHISES

                  Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984, or the "1984 Cable Act," the 1992 Cable Act and the 1996 Telecommunications Act. See "Legislation and Regulation."

                  As of December 31, 2000, the Partnership operated cable systems in seven franchise areas. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Partnership systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

                  The following table groups the franchises of the Partnership's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 2000.

                                              Number of        Percentage of
      Year of                  Number of        Basic              Basic
Franchise Expiration           Franchises    Subscribers        Subscribers
--------------------           ----------    -----------       -------------
Prior to 2002                     4             3,726              70.4%
2002 - 2007                       2             1,451              27.4%
2007 and after                    1               116               2.2%
                              -----             -----             -----
Total                             7             5,293             100.0%
                              =====             =====             =====

                  The Partnership operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which we believe no franchise is necessary. In the aggregate, approximately 214 customers, comprising approximately 4% of our customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Partnership's clustering strategy. The Partnership has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

                  Macoupin Joint Venture

                  As of December 31, 2000, the Macoupin Joint Venture operated a cable system in seven franchise areas. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Macoupin Joint Venture's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

                  The following table groups the franchises of the Macoupin Joint Venture's cable television system by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 2000.

                                               Number of       Percentage of
      Year of                    Number of       Basic            Basic
Franchise Expiration            Franchises    Subscribers       Subscribers
--------------------            ----------    -----------      -------------
Prior to 2002                         3           1,438            32.3%
2002-2006                             4           3,020            67.7%
                                  -----           -----           -----
Total                                 7           4,458           100.0%
                                  -----           =====           =====

                  As of December 31, 2000, the franchise agreements have expired in three of the Macoupin Joint Venture's franchise areas where it serves 1,438 basic subscribers. The Macoupin Joint Venture continues to serve these customers while it is in negotiations to extend the franchise agreements and continues to pay franchise fees to the franchise authorities. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Joint Venture's clustering strategy. The Joint Venture has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with its franchising authorities.

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

                  DBS. Direct broadcast satellite, known as DBS, has emerged as significant competition to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves approximately 15 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system. DBS companies historically were prohibited from retransmitting popular local broadcast programming, but a change to the existing copyright laws in November 1999 eliminated this legal impediment. After an initial six-month grace period, DBS companies will need to secure retransmission consent from the popular broadcast stations they wish to carry, and they will face mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation already have initiated plans to carry the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology. It is, therefore, expected that DBS companies will offer local broadcast programming only in the larger U.S. markets for the foreseeable future. The same legislation providing for DBS carriage of local broadcast stations reduced the compulsory copyright fees paid by DBS companies and allows them to continue offering distant network signals to rural customers.

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

                  SMATV. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDU's," such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Such private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors.

                  WIRELESS DISTRIBUTION. Cable television systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or "wireless cable," known as MMDS. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Both analog and digital MMDS services require unobstructed "line of sight" transmission paths.

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

                  As of December 31, 2000, none of our local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that localities served by the systems may choose to certify and regulate rates in the future.

                  The FCC historically administered rate regulation of cable programming service tiers, which is the expanded basic programming package that offers services other than basic programming and which typically contains satellite-delivered programming. As of December 31, 2000, we had no cable programming service tier rate complaints pending at the FCC. Under the 1996 Telecommunications Act, however, the FCC's authority to regulate cable programming service tier rates terminated on March 31, 1999. The FCC has taken the position that it will still adjudicate pending cable programming service tier complaints but will strictly limit its review, and possible refund orders, to the time period predating the termination date. The elimination of cable programming service tier regulation on a prospective basis affords us substantially greater pricing flexibility.

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

                  OTHER REGULATIONS OF THE FCC. In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as:

o        equal employment opportunity,

o        subscriber privacy,

o        programming practices, including, among other things,

         (1) syndicated program exclusivity, which is a FCC rule which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,

         (2)      network program non-duplication,

         (3)      local sports blackouts,

         (4)      indecent programming,

         (5)      lottery programming,

         (6)      political programming,

         (7)      sponsorship identification,

         (8)      children's programming advertisements, and

         (9)      closed captioning,

o        registration of cable systems and facilities licensing,

o        maintenance of various records and public inspection files,

o        aeronautical frequency usage,

o        lockbox availability,

o        antenna structure notification,

o        tower marking and lighting,

o        consumer protection and customer service standards,

o        technical standards,

o        consumer electronics equipment compatibility, and

o        emergency alert systems.

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

                  COPYRIGHT. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

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

                  STATE AND LOCAL REGULATION. Cable television systems generally are operated pursuant to non-exclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

                  While the Partnership's equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and it is not expected that a market will develop in the future. The approximate number of equity security holders of record was 858 as of December 31, 2000. In addition to restrictions on the transferability of units contained in the Partnership Agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

                  The Partnership began making periodic cash distributions to limited partners from operations during 1987 and distributed $503,800 ($12.50 per unit) in each of 1998, 1999 and 2000. The Partnership will continue to determine the Partnership's ability to pay distributions on a quarter-by-quarter basis. See "Liquidity and Capital Resources."

                  The Partnership's ability to pay distributions, the actual level of distribution, and the continuance of distributions, if any, will depend on a number of factors, including the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of bank refinancing, regulatory or legislative developments governing the cable television industry, sale of cable system assets and growth in customers. Some of these factors are beyond the control of the Partnership, and consequently, no assurances can be given regarding the level or timing of future distributions.

ITEM 6. SELECTED FINANCIAL DATA

                  Set forth below is selected financial data of the Partnership and the Joint Venture for the five years ended December 31, 2000. This data should be read in conjunction with the Partnership's and Joint Venture's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

I.  THE PARTNERSHIP

                                                                           Year Ended December 31
                                             -------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                        1996             1997             1998             1999            2000
                                             -----------      -----------      -----------      -----------      -----------
   Revenues                                  $ 2,489,000      $ 2,658,100      $ 2,649,700      $ 2,598,500      $ 2,485,800
   Costs and expenses                         (1,428,700)      (1,582,900)      (1,591,700)      (1,660,700)      (1,598,000)
   Depreciation and amortization                (703,600)        (499,700)        (532,000)        (519,600)        (371,300)
                                             -----------      -----------      -----------      -----------      -----------
   Operating income                              356,700          575,500          526,000          418,200          516,500
   Interest expense                              (30,500)         (12,900)         (13,000)         (12,500)         (13,400)
   Interest income                                23,400           32,500           28,000           34,300           86,200
   Gain (loss) on sale of assets                  (4,700)          45,000              200               --               --
   Equity in net income of Joint Venture         123,500          131,900          207,100          237,200          223,000
   Other                                              --               --               --               --          (30,700)
                                             -----------      -----------      -----------      -----------      -----------
   Net income                                $   468,400      $   772,000      $   748,300      $   677,200      $   781,600
                                             ===========      ===========      ===========      ===========      ===========
   Distributions paid to partners            $   503,800      $   503,800      $   503,800      $   503,800      $   503,800
                                             ===========      ===========      ===========      ===========      ===========
PER UNIT OF LIMITED
  PARTNERSHIP INTEREST:
   Net income                                $     11.62      $     19.16      $     18.57      $     16.80      $     19.39
                                             ===========      ===========      ===========      ===========      ===========
   Distributions                             $     12.50      $     12.50      $     12.50      $     12.50      $     12.50
                                             ===========      ===========      ===========      ===========      ===========

                                                                      Year Ended December 31
                                       -----------------------------------------------------------------------------------
OTHER OPERATING DATA                       1996              1997              1998              1999              2000
                                       -----------       -----------       -----------       -----------       -----------
   Net cash from operating
     activities                        $   661,300       $ 1,342,100       $   754,000       $   833,300       $   921,300
   Net cash from investing activities     (265,800)         (500,900)         (226,300)          (95,500)         (211,000)
   Net cash from financing activities     (887,000)         (503,800)         (503,800)         (503,800)         (503,800)
   EBITDA(1)                             1,060,300         1,075,200         1,058,000           937,800           887,800
   EBITDA to revenues                         42.6%             40.4%             39.9%             36.1%             35.7%
   Capital expenditures                $   608,900       $   556,000       $   234,500       $   128,200       $   273,500

                                                               As of December 31
                                 ------------------------------------------------------------------------------
BALANCE SHEET DATA                   1996             1997             1998            1999             2000
                                 -----------      -----------      -----------     -----------      -----------
   Total assets                  $ 3,504,300      $ 4,113,300      $ 4,048,200      $ 4,150,700      $ 4,467,100
   General partners' deficit         (52,000)         (49,300)         (46,800)         (45,000)         (42,200)
   Limited partners' capital       3,176,000        3,441,500        3,683,500        3,855,100        4,130,100

II.  ENSTAR CABLE OF MACOUPIN COUNTY

                                                                      Year Ended December 31
                                          -----------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                     1996             1997              1998              1999              2000
                                          -----------       -----------       -----------       -----------       -----------
   Revenues                               $ 1,870,600       $ 1,975,900       $ 2,003,000       $ 1,993,600       $ 1,979,600
   Costs and expenses                        (898,300)       (1,020,900)       (1,060,500)       (1,113,700)       (1,201,500)
   Depreciation and amortization             (614,400)         (575,400)         (344,500)         (217,800)         (222,900)
                                          -----------       -----------       -----------       -----------       -----------
   Operating income                           357,900           379,600           598,000           662,100           555,200
   Interest income, net                        12,000            16,100            23,300            49,500           116,600
   Gain on sale of cable assets                   600                --                --                --                --
   Other                                           --                --                --                --            (2,800)
                                          -----------       -----------       -----------       -----------       -----------
   Net income                             $   370,500       $   395,700       $   621,300       $   711,600       $   669,000
                                          ===========       ===========       ===========       ===========       ===========
   Distributions to venturers             $ 1,050,000       $    75,000       $    37,500       $   105,000       $   189,000
                                          ===========       ===========       ===========       ===========       ===========
OTHER OPERATING DATA

   Net cash from operating activities     $   860,200       $   838,000       $ 1,010,200       $   737,700       $   833,100
   Net cash from investing activities        (439,800)         (689,400)         (205,100)         (232,700)          (79,400)
   Net cash from financing activities      (1,050,000)          (75,000)          (37,500)         (105,000)         (189,000)
   EBITDA (1)                                 972,300           955,000           942,500           879,900           778,100
   EBITDA to revenues                            52.0%             48.3%             47.1%             44.1%             39.3%
   Capital expenditures                   $   411,200       $   677,900       $   170,900       $   196,400       $    77,400

                                               As of December 31
                       ----------------------------------------------------------------------
BALANCE SHEET DATA        1996           1997           1998           1999           2000
                       ----------     ----------     ----------     ----------     ----------
   Total assets        $2,084,400     $2,564,000     $3,053,500     $3,538,900     $3,938,800
   Venturers' capital   1,805,100      2,125,800      2,709,600      3,316,200      3,796,200

--------

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

RESULTS OF OPERATIONS

                  THE PARTNERSHIP

                  2000 COMPARED TO 1999

                  Our revenues decreased from $2,598,500 to $2,485,800, or by 4.3%, for the year ended December 31, 2000, as compared to 1999. Of the $112,700 decrease, $167,600 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $33,400 was due to decreases in other revenue producing items. The decrease was partially offset by a $88,300 increase due to increases in regulated service rates that were implemented by us in 2000. As of December 31, 2000, we had approximately 5,293 basic subscribers and 2,026 premium service units.

                  Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Partnership and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Partnership based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Partnership's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased from $1,660,700 to $1,598,000, or by 3.8%, for the year ended December 31, 2000, as compared to 1999.

                  Our service costs decreased from $916,200 to $833,500, or by 9.0%, for the year ended December 31, 2000, as compared to 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Partnership prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Partnership, as discussed above. Programming fees decreased as a result of lower rates that Charter has extended to us and a decrease in subscribers.

                  Our general and administrative expenses increased from $408,300 to $418,100, or by 2.4%, for the year ended December 31, 2000, as compared to 1999, due to increased bad debt expense and billing/postage expenses.

                  Management fees and reimbursed expenses increased from $336,200 to $346,400, or by 3.0%, for the year ended December 31, 2000, as compared to 1999. Management fees decreased in direct relation to decreased revenues as discussed above. As discussed above, Charter now performs certain management and operational functions formerly performed by the Partnership. This has resulted in us having more reimbursable costs.

                  Our depreciation and amortization expense decreased from $519,600 to $371,300, or by 28.5%, for the year ended December 31, 2000, as compared to 1999, due to the impact of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

                  Due to the factors described above, our operating income increased from $418,200 to $516,500, or by 23.5%, for the year ended December 31, 2000, as compared to 1999.

                  Our interest income, net of interest expense, increased from $21,800 to $72,800, or by 233.9%, for the year ended December 31, 2000, as compared to 1999. The increase was primarily due to higher average cash balances available for investment in 2000 and the reclassification of certain bank charges from interest expense to general and administrative expense.

                  Our other expenses of $30,700 for the year ended December 31, 2000, consisted of legal and proxy costs associated with the sale of our partnership assets.

                  Due to the factors described above, our net income increased from $677,200 to $781,600, or by 15.4%, for the year ended December 31, 2000, as compared to 1999.

                  EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues decreased from 36.1% during 1999 to 35.7% in 2000. Due to the factors described above, EBITDA decreased from $937,800 to $887,800, or by 5.3%, as a result.

                  1999 COMPARED TO 1998

                  Our revenues decreased from $2,649,700 to $2,598,500, or by 1.9%, for the year ended December 31, 1999, as compared to 1998. Of the $51,200 decrease, $96,400 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $3,700 was due to decreases in other revenue producing items. The decrease was partially offset by a $48,900 increase due to increases in regulated service rates that were implemented by us in 1999. As of December 31, 1999, we had approximately 5,900 basic subscribers and 1,400 premium service units.

                  Our service costs decreased from $919,300 to $916,200, or by less than 1.0%, for the year ended December 31, 1999, as compared to 1998. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in franchise fees and personnel costs, which were largely offset by increases in programming fees resulting from higher rates charged by program suppliers.

                  Our general and administrative expenses increased from $310,400 to $408,300, or by 31.5%, for the year ended December 31, 1999, as compared to 1998, primarily due to increases in insurance premiums, personnel costs and professional fees, including audit fees.

                  Management fees and reimbursed expenses decreased from $362,000 to $336,200, or by 7.1%, for the year ended December 31, 1999, as compared to 1998. Management fees decreased in direct relation to decreased revenues as discussed above. Reimbursed expenses decreased due to lower personnel costs resulting from staff reductions, and due to decreased telephone expense.

                  Our depreciation and amortization expense decreased from $532,000 to $519,600, or by 2.3%, for the year ended December 31, 1999, as compared to 1998, due to the impact of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

                  Our operating income decreased from $526,000 to $418,200, or by 20.5%, for the year ended December 31, 1999, as compared to 1998, primarily due to decreases in revenues and increases in insurance premiums and professional fees as discussed above.

                  Our interest income, net of interest expense, increased from $15,000 to $21,800, or by 45.3%, for the year ended December 31, 1999, as compared to 1998. The increase was primarily due to higher average cash balances available for investment in 1999 than in 1998.

                  Due to the factors described above, our net income decreased from $748,300 to $677,200, or by 9.5%, for the year ended December 31, 1999, as compared to 1998.

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

                  DISTRIBUTIONS TO PARTNERS

                  We received distributions totaling $12,500, $35,000 and $63,000 from the Joint Venture during 1998, 1999 and 2000, respectively. We distributed $503,800 to our partners in each of 1998, 1999 and 2000.

                  THE MACOUPIN JOINT VENTURE

                  2000 COMPARED TO 1999

                  The Joint Venture's revenues decreased from $1,993,600 to $1,979,600, or by less than 1.0%, for the year ended December 31, 2000, as compared to 1999. Of the $14,000 decrease, $98,400 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $10,400 was due to a decrease in other revenue producing items. These decreases were partially offset by a $94,800 increase due to increases in regulated service rates that were implemented by the Joint Venture in 2000. As of December 31, 2000, the Joint Venture had approximately 4,458 basic subscribers and 1,348 premium service units.

                  Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Joint Venture and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Joint Venture based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Joint Venture's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased from $1,113,700 to $1,201,500, or by 7.9% for the year ended December 31, 2000, as compared to 1999.

                  Service costs increased from $664,300 to $669,500, or by less than 1%, for the year ended December 31, 2000, as compared to 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Partnership prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Partnership, as discussed above. Programming fees decreased as a result of lower rates that Charter has extended to us and a decrease in subscribers.

                  General and administrative expenses increased from $158,200 to $218,100, or by 37.9%, for the year ended December 31, 2000, as compared to 1999. The increase was primarily due to an increase in bad debt expense and in costs associated with customer billings.

                  Management fees and reimbursed expenses increased from $291,200 to $313,900, or by 7.8%, for the year ended December 31, 2000, as compared to 1999. Management fees increased in direct relation to decreased revenues as discussed above. As discussed above, Charter now performs certain management and operational functions formerly performed by the Partnership. This has resulted in us having more reimbursable costs and lower service costs and general and administrative expenses.

                  Depreciation and amortization expense increased from $217,800 to $222,900, or by 2.3%, for the year ended December 31, 2000, as compared to 1999, due to an increase in capital expenditures for cable system upgrades.

                  Due to the factors described above, the Joint Venture's operating income decreased from $662,100 to $555,200, or by 16.1%, for the year ended December 31, 2000, as compared to 1999.

                  Interest income, net of interest expense, increased from $49,500 to $116,600, or by 135.6%, for the year ended December 31, 2000, as compared to 1999. The increase was primarily due to higher average cash balances available for investment and the reclassification of certain bank charges from interest expense to general and administrative expense.

                  Our other expenses of $2,800 for the year ended December 31, 2000, consisted of legal and proxy costs associated with the sale of the Joint Venture's assets.

                  Due to the factors described above, the Joint Venture's net income decreased from $711,600 to $669,000, or by 6.0%, for the year ended December 31, 2000, as compared to 1999.

                  EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues decreased from 44.1% in 1999 to 39.3% in 2000. Due to the factors described above, EBITDA decreased from $879,900 to $778,100, or by 11.6%, as a result.

                  1999 COMPARED TO 1998

                  The Joint Venture's revenues decreased from $2,003,000 to $1,993,600, or by less than 1.0%, for the year ended December 31, 1999, as compared to 1998. Of the $9,400 decrease, $28,700 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $2,300 was due to a decrease in other revenue producing items. These increases were partially offset by a $21,600 increase due to increases in regulated service rates that were implemented by the Joint Venture in 1999. As of December 31, 1999, the Joint Venture had approximately 4,700 basic subscribers and 1,100 premium service units.

                  Service costs increased from $626,000 to $664,300, or by 6.1%, for the year ended December 31, 1999, as compared to 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to higher programming expense and lower capitalization of labor and overhead costs resulting from fewer capital projects in 1999. Programming expense increased as a result of higher rates charged by program suppliers.

                  General and administrative expenses increased from $124,700 to $158,200, or by 26.9%, for the year ended December 31, 1999, as compared to 1998. The increase was primarily due to higher insurance premiums and customer billing expense.

                  Management fees and reimbursed expenses decreased from $309,800 to $291,200, or by 6.0%, for the year ended December 31, 1999, as compared to 1998. Management fees decreased in direct relation to decreased revenues as discussed above. Reimbursed expenses decreased in 1999 due to lower allocated personnel costs and telephone expenses.

                  Depreciation and amortization expense decreased from $344,500 to $217,800, or by 36.8%, for the year ended December 31, 1999, as compared to 1998, due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

                  Operating income increased from $598,000 to $662,100, or by 10.7%, for the year ended December 31, 1999, as compared to 1998, primarily due to decreased depreciation and amortization as discussed above.

                  Interest income, net of interest expense, increased from $23,300 to $49,500 for the year ended December 31, 1999, as compared to 1998. The increase was primarily due to higher average cash balances available for investment.

                  Due to the factors described above, the Joint Venture's net income increased from $621,300 to $711,600, or by 14.5%, for the year ended December 31, 1999, as compared to 1998.

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

                  DISTRIBUTIONS TO PARTNERS

                  The Joint Venture distributed $37,500, $105,000 and $189,000 equally among its three partners in 1998, 1999 and 2000, respectively.

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

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On June 21, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sale agreement (the "Gans I Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Gans I Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Fulton, Kentucky, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Gans I Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $3,396,727 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  On August 8, 2000 (as amended on September 29, 2000), the Partnership and the Joint Venture, together with certain affiliates (collectively, the "Selling Affiliates") entered into a purchase and sale agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Buyer"). The Gans II Agreement provides for the Buyer to acquire the assets comprising the Partnership's and Joint Venture's cable systems serving Macoupin County and Shelbyville, Illinois, as well as certain assets of other affiliates. The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans II Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $10,378,700 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

                  Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents of transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership and the Joint Venture are currently negotiating additional amendments to the purchase and sale agreements with the Purchaser. Accordingly, there can be no assurance that the sale will close.


                  The Partnership and the Joint Venture rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing expenses and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's and Joint Venture's existing cable television systems.

                  In March 1997, the Partnership completed the initial construction phase of the franchise-required rebuild of its Shelbyville, Illinois, cable system and the rebuild of its cable systems in surrounding communities. However, completion of the entire project and the introduction of addressability was delayed until the 1999 completion of rebuild projects in other nearby communities that involve consolidating the Shelbyville headend. Rebuild expenditures amounted to approximately $1,396,000 from inception of the project to December 31, 2000.

                  The Macoupin Joint Venture is required by a provision of its franchise agreement with the city of Carlinville, Illinois, to upgrade its cable system in that community by December 2001 at an estimated cost of $1.1 million, and plans to upgrade its cable plant in Girard, Illinois, at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The Partnership and the Macoupin Joint Venture were budgeted to spend approximately $1,483,000 in 2001. The Partnership and the Macoupin Joint Venture spent approximately $351,000 during the year ended December 31, 2000, on their cable systems.

                  The Partnership paid distributions totaling $503,800 during the year ended December 31, 2000. However, there can be no assurances regarding the level, timing or continuation of future distributions.

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

                  In October 1998, Falcon Communications, L.P. reinstated third party insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by Falcon Communications, L.P. through November 12, 1999, and currently managed by CC VII, including those of the Partnership and the Joint Venture.

                  Approximately 65% of the Partnership's and Joint Venture's subscribers are served by their systems in Shelbyville and Carlinville, Illinois, and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's and Joint Venture's liquidity and cash flows. The Partnership and Joint Venture continue to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

                  2000 VS. 1999

                  Operating activities provided $88,000 more cash during 2000 than in 1999. We used $109,500 less cash to pay liabilities owed to the Corporate General Partner and third-party creditors due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets used $8,200 less cash in 2000 than in the prior year, due to differences in the timing of receivable collections and the payment of prepaid expenses.

                  Investing activities used $115,500 more cash in 2000 than in 1999. The change was primarily due to a $145,300 increase in capital expenditures and a $1,800 decrease in cash used for intangible assets. We received $63,000 cash in the form of distributions from the Joint Venture.

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

                  Previously reported in Current Report on Form 8-K, filed July 18, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The general partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988, acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993, pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which was originally granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 14 limited partnerships formed to own and operate cable television systems and through a wholly owned operating subsidiary. As of December 31, 2000, the Corporate General Partner managed cable systems serving approximately 76,046 basic subscribers.

                  Following the acquisition of the Corporate General Partner in November 1999 by a Charter Communications-controlled entity, the directors and executive officers of the Corporate General Partner have been changed to the persons named below all of whom have their principal employment in a comparable position with Charter Communications, Inc.:


NAME                                  POSITION
----                                  --------
Jerald L. Kent                        Director, President and Chief Executive Officer

David C. Andersen                     Senior Vice President - Communications

David G. Barford                      Executive Vice President and Chief Operating Officer

Mary Pat Blake                        Senior Vice President - Marketing and Programming

Eric A. Freesmeier                    Senior Vice President - Administration

Thomas R. Jokerst                     Senior Vice President - Advanced Technology Development

Kent D. Kalkwarf                      Executive Vice President and Chief Financial Officer

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

Michael E. Riddle                     Senior Vice President and Chief Information Officer

Steven A. Schumm                      Executive Vice President, Assistant to the President

Curtis S. Shaw                        Senior Vice President, General Counsel and Secretary

Steven E. Silva                       Senior Vice President - Corporate Development and Technology

James (Trey) H. Smith, III            Senior Vice President of Operations - Western Division

                  Except for Mr. Andersen, Mr. Riddle and Mr. Smith, our executive officers were appointed to their position following our formation in July 1999, and became employees of Charter Communications, Inc., upon completion of our initial public offering. Prior to that time, they were employees of Charter Investment, Inc. All of our executive officers simultaneously serve in the same capacity with Charter Investment, Inc.

JERALD L. KENT, 44 Director, President and Chief Executive Officer. Mr. Kent co-founded Charter Communications Investment, Inc. in 1993. Mr. Kent was executive vice president and chief financial officer of Cencom Cable Associates, Inc. Mr. Kent, a certified public accountant, attained the position of tax manager with Arthur Andersen LLP. Mr. Kent received a bachelor's degree and M.B.A. from Washington University.

DAVID C. ANDERSEN, 51 Senior Vice President - Communications. Prior to joining Charter Communications, Inc. in May 2000, Mr. Andersen served as Vice President of Communications for CNBC, the worldwide cable and satellite business news network subsidiary of NBC. Before that, starting in 1982 when he established their public relations department, Mr. Andersen served in various management positions at Cox Communications, Inc., most recently as Vice President of Public Affairs. Mr. Andersen serves on the Board of KIDSNET, and is a former Chairman of the National Captioning Institute's Cable Advisory Board. He received a B.S. degree in Journalism from the University of Kansas.

DAVID G. BARFORD, 42 Executive Vice President and Chief Operating Officer. Prior to joining Charter Communications Investment, Inc. in 1995, Mr. Barford held various senior marketing and operating roles during nine years at Comcast Cable Communications, Inc. He received a B.A. from California State University, Fullerton, and an M.B.A. from National University.

MARY PAT BLAKE, 45 Senior Vice President - Marketing and Programming. Prior to joining Charter Communications Investment, Inc. in 1995, Ms. Blake was active in the emerging business sector and formed Blake Investments, Inc. in 1993. She has 18 years of experience with senior management responsibilities in marketing, sales, finance, systems, and general management. Ms. Blake received a B.S. from the University of Minnesota and an M.B.A. from the Harvard Business School.

ERIC A. FREESMEIER, 47 Senior Vice President - Administration. From 1986 until joining Charter Investment, Inc. in 1998, Mr. Freesmeier served in various executive management positions at Edison Brothers Stores, Inc. Earlier he held management and executive positions at Montgomery Ward. Mr. Freesmeier holds bachelor's degrees from the University of Iowa and a master's degree from Northwestern University's Kellogg Graduate School of Management.

THOMAS R. JOKERST, 51 Senior Vice President - Advanced Technology Development. Mr. Jokerst joined Charter Investment, Inc. in 1994. Previously he served as a vice president of Cable Television Laboratories and as a regional director of engineering for Continental Cablevision. He is a graduate of Ranken Technical Institute and of Southern Illinois University.

KENT D. KALKWARF, 41 Executive Vice President and Chief Financial Officer. Prior to joining Charter Investment, Inc. in 1995, Mr. Kalkwarf was employed for 13 years by Arthur Andersen LLP where he attained the position of senior tax manager. He has extensive experience in cable, real estate, and international tax issues. Mr. Kalkwarf has a B.S. from Illinois Wesleyan University and is a certified public accountant.

RALPH G. KELLY, 44 Senior Vice President - Treasurer. Prior to joining Charter Investment, Inc. in 1993, Mr. Kelly was controller and then treasurer of Cencom Cable Associates. He left Charter in 1994, to become chief financial officer of CableMaxx, Inc., and returned in 1996. Mr. Kelly received his bachelor's degree in accounting from the University of Missouri - Columbia and his M.B.A. from Saint Louis University.

DAVID L. MCCALL, 45 Senior Vice President of Operations - Eastern Division. Prior to joining Charter Investment, Inc. in 1995, Mr. McCall was associated with Crown Cable and its predecessor company, Cencom Cable Associates, Inc. from 1983 to 1994. Earlier he was system manager of Coaxial Cable Developers. Mr. McCall has served as a director of the South Carolina Cable Television Association for the past 10 years.

JOHN C. PIETRI, 51 Senior Vice President - Engineering. Prior to joining Charter Investment, Inc. in 1998, Mr. Pietri was with Marcus Cable for eight years, most recently serving as senior vice president and chief technical officer. Earlier he was in operations with West Marc Communications and Minnesota Utility Contracting. Mr. Pietri attended the University of Wisconsin-Oshkosh.

MICHAEL E. RIDDLE, 42 Senior Vice President and Chief Information Officer. Prior to joining Charter Investment, Inc. in 1999, Mr. Riddle was director, applied technologies of Cox Communications for four years. Prior to that, he held technical and management positions during four years at Southwestern Bell and its subsidiaries. Mr. Riddle attended Fort Hays State University.

STEVEN A. SCHUMM, 48 Executive Vice President and Assistant to the President. Prior to joining Charter Investment, Inc. in 1998, Mr. Schumm was managing partner of the St. Louis office of Ernst & Young LLP, where he was a partner for 14 of 24 years. He served as one of 10 members of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

CURTIS S. SHAW, 52 Senior Vice President, General Counsel and Secretary. Prior to joining Charter Investment, Inc. in 1997, Mr. Shaw served as corporate counsel to NYNEX since 1988. He has over 25 years of experience as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. from Trinity College and a J.D. from Columbia University School of Law.

STEVEN E. SILVA, 41 Senior Vice President - Corporate Development and Technology. From 1983 until joining Charter Investment, Inc. in 1995, Mr. Silva served in various management positions at U.S. Computer Services, Inc. He is a member of the board of directors of High Speed Access Corp.

JAMES (TREY) H. SMITH, III, 52 Senior Vice President of Operations - Western Division. Mr. Smith was appointed to his current position in September 2000, previously serving as a Division President of AT&T Broadband. Before that, he was President and CEO of Rogers Cablesystems Ltd., Senior Vice President of the Western Region for MediaOne/Continental Cable and Executive Vice President of Operations for Times Mirror Cable TV, Inc. He received B.B.A. and M.B.A. degrees from Georgia State University and is a certified public accountant.

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

                  For the fiscal year ended December 31, 2000, Enstar Cable charged the Partnership and Joint Venture management fees of approximately $203,600. In addition, the Joint Venture paid the Corporate General Partner approximately $19,800 in respect of its 1% special interest. The Partnership and Joint Venture also reimbursed Enstar Cable, Charter and its affiliates approximately $436,900 for system operating management services. In addition, programming services were purchased through Charter. The Partnership and Joint Venture paid Charter approximately $921,800 for these programming services for fiscal year 2000.

PARTICIPATION IN DISTRIBUTIONS

                  The general partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5., "Market for the Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  As of March 3, 2000, the only persons known by the Partnership to own beneficially or that may be deemed to own beneficially more than 5% of the units were:


                                                   Name and Address                  Amount and Nature of         Percent
           Title of Class                        of Beneficial Owner                 Beneficial Ownership         of Class
-------------------------------------    -------------------------------------    ---------------------------    -----------
Units of Limited Partnership             Everest Cable Investors LLC                       2,285(1)                 5.7%
   Interest                              199 South Los Robles Ave., Suite 440
                                         Pasadena, CA  91101

(1) As reported to the Partnership by its transfer agent, Gemisys Corporation.

                  The Corporate General Partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. Charter Communications Holding Company, LLC, through a subsidiary, owns a 100% interest in CC VII. Charter Communications Holding Company, LLC is beneficially controlled by Paul G. Allen through his ownership and control of Charter Communications, Inc., Charter Investment, Inc. and Vulcan Cable III, Inc.

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



(b)                   Reports on Form 8-K

                      On December 15, 2000, an 8-K dated December 15, 2000, was filed to announce the withdrawal of a Preliminary Consent Statement filed on November 17, 2000.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                             ENSTAR INCOME PROGRAM IV-3, L.P.



                                        By: Enstar Communications Corporation,
                                            Corporate General Partner

                                            By: /s/ Jerald L. Kent
                                                --------------------------------
                                                Jerald L. Kent
                                                Director, President and
                                                Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2001.


     Signatures                                     Title(*)
    -----------                 -----------------------------------------------
  /s/ Jerald L. Kent            Director, President and Chief Executive Officer
  --------------------             (Principal Executive Officer)
  Jerald L. Kent


  /s/ Kent D. Kalkwarf          Executive Vice President and Chief Financial
  --------------------             Officer (Principal Financial Officer and
  Kent D. Kalkwarf                 Principal Accounting Officer)



(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the Registrant.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                             PAGE
                                                                             -------------------------------------
                                                                             Enstar Income            Enstar Cable
                                                                                Program                of Macoupin
                                                                               IV-3, L.P.                County
                                                                             ----------------         ------------

Report of Independent Public Accountants                                          F-2                     F-15

Balance Sheet as of December 31, 2000                                             F-3                     F-16

Financial Statements for the year ended December 31, 2000:

   Statement of Operations                                                        F-4                     F-17

   Statement of Partnership/Venturers' Capital (Deficit)                          F-5                     F-18

   Statement of Cash Flows                                                        F-6                     F-19

Notes to Financial Statements                                                     F-7                     F-20

Report of Independent Auditors                                                    F-27                    F-40

Balance Sheet - December 31, 1999                                                 F-28                    F-41

Financial Statements for each of the two years in the period ended December 31, 1999:

     Statements of Operations                                                     F-29                    F-42

     Statements of Partnership/Venturers' Capital (Deficit)                       F-30                    F-43

     Statements of Cash Flows                                                     F-31                    F-44

Notes to Financial Statements                                                     F-32                    F-45

All schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Enstar Income Program IV-3, L.P.:


We have audited the accompanying balance sheet of Enstar Income Program IV-3, L.P. (a Georgia Limited Partnership) as of December 31, 2000, and the related statements of operations, partnership capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program IV-3, L.P. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   March 23, 2001

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                      BALANCE SHEET AS OF DECEMBER 31, 2000

                                     ASSETS

ASSETS:
   Cash and cash equivalents                                          $  1,252,700
   Accounts receivable                                                     132,900
   Prepaid expenses and other assets                                        28,000
   Equity in net assets of joint venture                                 1,265,400
   Property, plant and equipment, net                                    1,727,200
   Franchise cost, net of accumulated amortization of $1,419,100            60,900
                                                                      ------------
                                                                      $  4,467,100
                                                                      ============

                  LIABILITIES AND PARTNERSHIP CAPITAL (DEFICIT)

LIABILITIES:
   Accounts payable                                                   $      3,600
   Accrued liabilities                                                     300,800
   Due to affiliates                                                        74,800
                                                                      ------------
           Total liabilities                                               379,200
                                                                      ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                        (42,200)
   Limited partners                                                      4,130,100
                                                                      ------------
           Total partnership capital                                     4,087,900
                                                                      ------------
                                                                      $  4,467,100
                                                                      ============


         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 2000


REVENUES                                                                    $ 2,485,800
                                                                            -----------
OPERATING EXPENSES:
   Service costs                                                                833,500
   General and administrative expenses                                          418,100
   General partner management fees and reimbursed expenses                      346,400
   Depreciation and amortization                                                371,300
                                                                            -----------
                                                                              1,969,300
                                                                            -----------
           Operating income                                                     516,500
                                                                            -----------
OTHER INCOME (EXPENSE):
   Interest income                                                               86,200
   Interest expense                                                             (13,400)
   Other                                                                        (30,700)
                                                                            -----------
                                                                                 42,100
                                                                            -----------
           Income before equity in net income of joint venture                  558,600

EQUITY IN NET INCOME OF JOINT VENTURE                                           223,000
                                                                            -----------
           Net income                                                       $   781,600
                                                                            ===========

NET INCOME ALLOCATED TO GENERAL PARTNERS                                    $     7,800
                                                                            ===========

NET INCOME ALLOCATED TO LIMITED PARTNERS                                    $   773,800
                                                                            ===========

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                         $     19.39
                                                                            ===========
WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR
                                                                                 39,900
                                                                            ===========

         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                   STATEMENT OF PARTNERSHIP CAPITAL (DEFICIT)



                                                        General           Limited
                                                        Partners          Partners           Total
                                                      -----------       -----------       -----------

PARTNERSHIP CAPITAL (DEFICIT), January 1, 2000        $   (45,000)      $ 3,855,100       $ 3,810,100

   Distributions to partners                               (5,000)         (498,800)         (503,800)
   Net income                                               7,800           773,800           781,600
                                                      -----------       -----------       -----------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 2000      $   (42,200)      $ 4,130,100       $ 4,087,900
                                                      ===========       ===========       ===========

         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $    781,600
   Adjustments to reconcile net income to net cash from operating activities-
     Depreciation and amortization                                                      371,300
     Equity in net income of joint venture                                             (223,000)
     Changes in-
       Accounts receivable, prepaid expenses and other assets                           (47,200)
       Accounts payable, accrued liabilities and due to/from affiliates                  38,600
                                                                                   ------------
           Net cash from operating activities                                           921,300
                                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                (273,500)
   Change in intangible assets                                                             (500)
   Distributions from joint venture                                                      63,000
                                                                                   ------------
           Net cash from investing activities                                          (211,000)
                                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                           (503,800)
                                                                                   ------------
           Net increase in cash and cash equivalents                                    206,500

CASH AND CASH EQUIVALENTS, beginning of year                                          1,046,200
                                                                                   ------------
CASH AND CASH EQUIVALENTS, end of year                                             $  1,252,700
                                                                                   ============

CASH PAID FOR INTEREST                                                             $         --
                                                                                   ============

         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

                  Enstar Income Program IV-3, L.P., a Georgia limited partnership (the "Partnership"), owns and operates cable television systems in rural areas of Illinois and Kentucky. The Partnership also participates as a co-general partner in Enstar Cable of Macoupin County, a Georgia general partnership (the "Joint Venture").

                  The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations, including income taxes of the partners.

CASH AND CASH EQUIVALENTS

                  The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair market value. The Partnership has no cash equivalents at December 31, 2000.

INVESTMENT IN JOINT VENTURE

                  The Partnership's investment and share of the income or loss in the Joint Venture is accounted for on the equity method of accounting.

PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are stated at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the cable distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation is computed using the straight-line method over the following estimated useful lives:


Cable distribution systems                      5-15 years
Vehicles                                           3 years
Furniture and equipment                          5-7 years
Leasehold improvements                       Life of lease

FRANCHISE COST

                  Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable television systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. The period of up to 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Partnership.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF ASSETS

                  If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

REVENUES

                  Cable television revenues from basic and premium services are recognized when the related services are provided.

                  Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2000, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

                  Local governmental authorities impose franchise fees on the Partnership ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Partnership's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

ADVERTISING COSTS

                  The Partnership expenses all advertising costs as incurred.

INCOME TAXES

                  The Partnership pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2000, the book basis of the Partnership's net assets exceeds its tax basis by approximately $961,400.

                  The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2000, in the financial statements is approximately $8,500 more than tax income for the same period, caused principally by timing differences in depreciation and amortization expense reported by the Partnership and the Joint Venture.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SEGMENTS

                  The Partnership has one segment, cable services.

USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner. On September 30, 1998, Falcon Holding Group, L.P. ("FHGLP") acquired ownership of the Corporate General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. ("FCLP"), a California limited partnership and successor to FHGLP. FHGLP served as the managing partner of FCLP, and the general partner of FHGLP was Falcon Holding Group, Inc., a California corporation ("FHGI"). On November 12, 1999, Charter Communications Holding Company, LLC ("Charter"), acquired the ownership of FCLP and the Corporate General Partner. Charter and its affiliates provide management services for the Partnership. Such services were previously provided by FCLP and its affiliates. The Corporate General Partner, Charter and affiliated companies are responsible for the day-to-day management of the Partnership and its operations.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)

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

                  The amended partnership agreement generally provides that all cash distributions (as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The amended partnership agreement also provides that all partnership profits, gains, operational losses, and credits (all as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the limited partners have received cash flow equal to their initial investments, the general partners will receive a 1% allocation of cash flow from sale or liquidation of a system until the limited partners have received an annual simple interest return of at least 12% of their initial investments less any distributions from previous system sales and cash distributions from operations after Capital Payback. Thereafter, the respective allocations will be made 20% to the general partners and 80% to the limited partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual limited partners will be based on their respective limited partnership ownership interests.

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

NOTE 3 - EQUITY IN NET ASSETS OF JOINT VENTURE

                  The Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) each owns one third of the Joint Venture. The Joint Venture was initially funded through capital contributions made by each venturer during 1988 of $2,199,700 in cash and $40,000 in capitalized system acquisition and related costs. In 1988, the Joint Venture acquired certain cable television systems in Illinois from the Corporate General Partner. Each venturer shares equally in the profits and losses of the Joint Venture. The Joint Venture generated net income of $669,000 for the year ended December 31, 2000, of which $223,000 was allocated to the Partnership. The operations of the Joint Venture are significant to the Partnership and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Joint Venture in this Form 10-K.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          NOTES TO FINANCIAL STATEMENTS



NOTE 4 - SALE OF PARTNERSHIP ASSETS

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On June 21, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Sellers"), entered into a purchase and sale agreement (the "Gans I Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Gans I Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Fulton, Kentucky, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Gans I Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $3,396,727 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  On August 8, 2000 (as amended on September 29, 2000), the Partnership and the Joint Venture, together with certain affiliates (collectively, the "Selling Affiliates") entered into a purchase and sale agreement (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Buyer"). The Gans II Agreement provides for the Buyer to acquire the assets comprising the Partnership's and Joint Venture's cable systems serving Macoupin County and Shelbyville, Illinois, as well as certain assets of other affiliates. The aggregate purchase price payable to the Selling Affiliates pursuant to the Gans II Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $10,378,700 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Selling Affiliates was assigned by the Buyer for each of the systems.

                  Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents of transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership and the Joint Venture are currently negotiating additional amendments to the purchase and sale agreements with the Purchaser. Accordingly, there can be no assurance that the sale will close.


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consists of the following as of December 31, 2000:

 Cable distribution systems                                        $   6,574,200
 Land and improvements                                                    10,100
 Vehicles, furniture and equipment                                       328,700
                                                                   -------------
                                                                       6,913,000

 Less-Accumulated depreciation                                        (5,185,800)
                                                                   -------------
                                                                   $   1,727,200
                                                                   =============

                  Depreciation expense for the year ended December 31, 2000, was $274,300.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS AND CONTINGENCIES

LITIGATION

                  The Partnership is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Partnership's financial position or result of operations.

REGULATION IN THE CABLE TELEVISION INDUSTRY

                  The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts,"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Partnership cannot predict the impact of future developments on the cable television industry.

                  The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

                  The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous 12-month period determined to be in excess of the maximum permitted rates. During 2000, the amounts refunded by the Partnership have been insignificant. The Partnership may be required to refund additional amounts in the future.

                  The Partnership believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous 12-month period may be ordered upon certification if the Partnership is unable to justify its basic rates. The

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)


Partnership is unable to estimate at this time the amount of refunds, if any, that may be payable by the Partnership in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Partnership does not believe that the amount of any such refunds would have a material adverse effect on the financial position or result of operations of the Partnership.

                  The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Partnership does not believe any adjudication regarding their pre-sunset complaints will have a material adverse effect on the Partnership's position or result of operations.

                  A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

INSURANCE

                  The Partnership has third party insurance coverage to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties.

                  Approximately 65% of the Partnership's subscribers are served by its system in Shelbyville, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

NOTE 7 - EMPLOYEE BENEFIT PLAN

                  The Partnership participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. No contribution of was made during 2000.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation ("the Manager"), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. Management fee expense for the year ended December 31, 2000, approximated $124,300. Management fees are non-interest bearing.

                  The Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of the Manager's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these costs for the year ended December 31, 2000, approximated $222,100. There is no duplication of reimbursed expenses to the Manager.

                  Substantially all programming services had been purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $520,300 for the year ended December 31, 2000. Programming fees are included in service costs in the statement of operations.

                  The cable system in one of the Partnership's franchise areas does not have head-end equipment to receive and retransmit its cable television signal. The system relies on another partnership managed by the Corporate General Partner with systems located in neighboring communities to provide its cable television signal. The Partnership is not charged a fee for this service.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards Board (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Partnership as of January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Partnership has no derivative instruments. Adoption of these new accounting standards did not impact the financial statements of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Venturers of
Enstar Cable of Macoupin County:


We have audited the accompanying balance sheet of Enstar Cable of Macoupin County (a Georgia General Partnership) as of December 31, 2000, and the related statements of operations, venturers' capital and cash flows for the year then ended. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Cable of Macoupin County as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   March 23, 2001

                         ENSTAR CABLE OF MACOUPIN COUNTY


                      BALANCE SHEET AS OF DECEMBER 31, 2000


                                     ASSETS
ASSETS:

   Cash and cash equivalents                                         $     2,248,100
   Accounts receivable                                                        72,600
   Prepaid expenses and other assets                                          30,200
   Property, plant and equipment, net                                      1,514,100
   Franchise cost, net of accumulated amortization of $38,200                 73,700
   Deferred charges, net                                                         100
                                                                     ---------------
                                                                     $     3,938,800
                                                                     ===============

                       LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
   Accounts payable                                                  $        29,800
   Accrued liabilities                                                       101,700
   Due to affiliates                                                          11,100
                                                                     ---------------
           Total liabilities                                                 142,600
                                                                     ---------------
VENTURERS' CAPITAL:
   Enstar Income Program IV-1, L.P.                                        1,265,400
   Enstar Income Program IV-2, L.P.                                        1,265,400
   Enstar Income Program IV-3, L.P.                                        1,265,400
                                                                     ---------------
                  Total venturers' capital                                 3,796,200
                                                                     ---------------
                                                                     $     3,938,800
                                                                     ===============


         The accompanying notes are an integral part of this statement.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 2000

REVENUES                                                       $ 1,979,600
                                                               -----------
OPERATING EXPENSES:
   Service costs                                                   669,500
   General and administrative expenses                             218,100
   General partner management fees and reimbursed expenses         313,900
   Depreciation and amortization                                   222,900
                                                               -----------
                                                                 1,424,400
                                                               -----------
           Operating income                                        555,200
                                                               -----------
OTHER INCOME (EXPENSE):
   Interest income                                                 116,600
   Other expense                                                    (2,800)
                                                               -----------
                                                                   113,800
                                                               -----------
           Net income                                          $   669,000
                                                               ===========


         The accompanying notes are an integral part of this statement.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                         STATEMENT OF VENTURERS' CAPITAL


                                          Enstar          Enstar           Enstar
                                          Income          Income           Income
                                         Program          Program         Program
                                        IV-1, L.P.       IV-2, L.P.       IV-3, L.P.         Total
                                      -------------    -------------    -------------    -------------
BALANCE, January 1, 2000              $   1,105,400    $   1,105,400    $   1,105,400    $   3,316,200

   Distributions to venturers               (63,000)         (63,000)         (63,000)        (189,000)
   Net income                               223,000          223,000          223,000          669,000
                                      -------------    -------------    -------------    -------------
BALANCE, December 31, 2000            $   1,265,400    $   1,265,400    $   1,265,400    $   3,796,200
                                      =============    =============    =============    =============



         The accompanying notes are an integral part of this statement.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $     669,000
   Adjustments to reconcile net income to net cash from operating activities-
     Depreciation and amortization                                                    222,900
     Changes in-
       Accounts receivable, prepaid expenses and other assets                          21,300
       Accounts payable, accrued liabilities and due to/from affiliates               (80,100)
                                                                                -------------
           Net cash from operating activities                                         833,100
                                                                                -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (77,400)
   Increase in intangible assets                                                       (2,000)
                                                                                -------------
           Net cash from investing activities                                         (79,400)
                                                                                -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to venturers                                                        (189,000)
                                                                                -------------
           Net increase in cash and cash equivalents                                  564,700

CASH AND CASH EQUIVALENTS, beginning of year                                        1,683,400
                                                                                -------------
CASH AND CASH EQUIVALENTS, end of year                                          $   2,248,100
                                                                                =============

CASH PAID FOR INTEREST                                                          $          --
                                                                                =============


         The accompanying notes are an integral part of this statement.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

CASH AND CASH EQUIVALENTS

                  The Venture considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair market value. There are no cash equivalents at December 31, 2000.

PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are stated at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the cable distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation is computed using the straight-line method over the following estimated useful lives:

                  Cable distribution systems                                  5-15 years
                  Vehicles                                                       3 years
                  Furniture and equipment                                      5-7 years
                  Leasehold improvements                                   Life of lease

FRANCHISE COST

                  Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable television systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. The period of up to 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Venture.

                  As of December 31, 2000, the franchise agreements have expired in three of the Venture's franchise areas where it serves 1,438 basic subscribers. The Venture continues to serve these customers while it is in negotiations to extend the franchise agreements and continues to pay franchise fees to the franchising authorities.

DEFERRED CHARGES

                  Deferred charges are amortized using the straight-line method over two years.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF ASSETS

                  If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

REVENUES

                  Cable television revenues from basic and premium services are recognized when the related services are provided.

                  Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2000, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

                  Local governmental authorities impose franchise fees on the Venture ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Venture's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

ADVERTISING COSTS

                  The Venture expenses all advertising costs as incurred.

INCOME TAXES

                  The Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to its Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2000, the book basis of the Venture's net assets exceeds its tax basis by approximately $761,400.

                  The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2000, in the financial statements is approximately $84,500 more than tax income for the same period, caused principally by timing differences in depreciation expense.

                        ENSTAR CABLE OF MACOUPIN COUNTY

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENTS

                  The Venture has one segment, cable services.

USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts reported of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - JOINT VENTURE MATTERS

                  The Venture was formed under the terms of a joint venture agreement effective December 30, 1987, among the Venturers, three limited partnerships sponsored by Enstar Communications Corporation (the "Corporate General Partner"). The Venture was formed to pool the resources of the three limited partnerships to acquire, own, operate, and dispose of certain cable television systems. In 1988, the Venture acquired two cable television systems in Illinois.

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

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 -SALE OF JOINT VENTURE ASSETS

                  In accordance with the joint venture agreement, the Corporate General Partner has implemented a plan for liquidating the Venture. On August 8, 2000 (as amended on September 29, 2000), the Venture, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Venture's cable systems serving Macoupin County, Illinois, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $3,024,700 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The purchase and sale agreement is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents of transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership and the Joint Venture are currently negotiating additional amendments to the purchase and sale agreements with the Purchaser. Accordingly, there can be no assurance that the sale will close.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consisted of the following as of December 31, 2000:

Cable distribution systems             $ 4,094,900
Land and improvements                       26,200
Vehicles, furniture and equipment          211,900
                                       -----------
                                         4,333,000

Less-  Accumulated depreciation         (2,818,900)
                                       -----------
                                       $ 1,514,100
                                       ===========

                  Depreciation expense for the year ended December 31, 2000, was $210,800.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

LITIGATION

                  The Venture is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of those lawsuits and claims will not have a material adverse effect on the Venture's financial position or result of operations.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

REGULATION IN THE CABLE TELEVISION INDUSTRY

                  The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts,"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Partnership cannot predict the impact of future developments on the cable television industry.

                  The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

                  The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous 12-month period determined to be in excess of the maximum permitted rates. During 2000, the amounts refunded by the Venture have been insignificant. The Venture may be required to refund additional amounts in the future.

                  The Venture believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous 12-month period may be ordered upon certification if the Venture is unable to justify its basic rates. As of December 31, 2000, approximately 9% of the Venture's local franchising authorities are certified to regulate basic tier rates. The Venture is unable to estimate at this time the amount of refunds, if any, that may be payable by the Venture in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Venture does not believe that the amount of any such refunds would have a material adverse effect on the financial position or result of operations of the Venture.

                  The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Venture does not believe any adjudication regarding their pre-sunset complaints will have a material adverse effect on the Venture's financial position or result of operations.

                  A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

INSURANCE

                  The Venture has third-party insurance coverage to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties.

                  All of the Venture's subscribers are served by its system in Carlinville, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Venture's liquidity and cash flows. The Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

NOTE 6 - EMPLOYEE BENEFIT PLAN

                  The Venture participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Venture would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. There were no contributions charged against operations of the Venture for the Profit Sharing Plan in 2000.

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Venture has a management and service agreement ("the Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Venture pays a monthly management fee of 4% of gross revenues to the Manager. Management fee expense for the year ended December 31, 2000, approximated $79,200. In addition, the Venture is also required to distribute to the Corporate General Partner 1% of its gross revenues representing its interest as the corporate general partner. Management fee expense for the year ended December 31, 2000, approximated $19,800. Management fees are non-interest bearing.

                  In addition to the monthly management fee, the Management Agreement also provides that the Venture reimburse the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter and its affiliates provide other management and operational services for the Venture. These expenses are charged to the properties served based primarily on the Venture's allocable share of operational costs associated with the services provided. The total amounts charged to the Venture for these services approximated $214,900 for the year ended December 31, 2000. There is no duplication of reimbursed expenses to the Manager.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

                  Substantially all programming services have been purchased through Charter. Charter charges the Venture for these costs based on its costs. Programming fee expense was $401,500 for the year ended December 31, 2000. Programming fees are included in service costs in the statement of operations.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

                  Statement of Financial Accounting Standards Board (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Venture as of January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Venture has no derivative instruments. Adoption of these new accounting standards did not impact the financial statements of the Venture.

                         REPORT OF INDEPENDENT AUDITORS



To the Partners of
Enstar Income Program IV-3, L.P. (A Georgia Limited Partnership):


We have audited the accompanying balance sheet of Enstar Income Program IV-3, L.P. (A Georgia Limited Partnership) as of December 31, 1999, and the related statements of operations, partnership capital (deficit), and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program IV-3, L.P. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States.



                                               /s/ ERNST & YOUNG LLP



Los Angeles, California,
   March 24, 2000

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                     BALANCE SHEET - AS OF DECEMBER 31, 1999

ASSETS:
   Cash and cash equivalents                                                             $ 1,046,200
   Accounts receivable, less allowance of $900 for possible losses                            38,700
   Prepaid expenses and other assets                                                          75,000
   Equity in net assets of joint venture                                                   1,105,400
   Property, plant and equipment, less accumulated depreciation and amortization           1,728,000
   Franchise cost, net of accumulated amortization of $2,416,900                             157,400
                                                                                         -----------
                                                                                         $ 4,150,700
                                                                                         ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                                      $   192,200
   Due to affiliates                                                                         148,400
                                                                                         -----------
           Total liabilities                                                                 340,600
                                                                                         -----------
COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                          (45,000)
   Limited partners                                                                        3,855,100
                                                                                         -----------
           Total partnership capital                                                       3,810,100
                                                                                         -----------
                                                                                         $ 4,150,700
                                                                                         ===========



                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                            STATEMENTS OF OPERATIONS


                                                                           Year Ended December 31
                                                                         --------------------------
                                                                             1998          1999
                                                                         -----------    -----------
REVENUES                                                                 $ 2,649,700    $ 2,598,500
                                                                         -----------    -----------
OPERATING EXPENSES:
   Service costs                                                             919,300        916,200
   General and administrative expenses                                       310,400        408,300
   General Partner management fees and reimbursed expenses                   362,000        336,200
   Depreciation and amortization                                             532,000        519,600
                                                                         -----------    -----------
                                                                           2,123,700      2,180,300
                                                                         -----------    -----------
           Operating income                                                  526,000        418,200
                                                                         -----------    -----------
OTHER INCOME (EXPENSE):
   Interest expense                                                          (13,000)       (12,500)
   Interest income                                                            28,000         34,300
   Gain on sale of assets                                                        200             --
                                                                         -----------    -----------
                                                                              15,200         21,800
                                                                         -----------    -----------
           Income before equity in net income of joint venture               541,200        440,000

EQUITY IN NET INCOME OF JOINT VENTURE                                        207,100        237,200
                                                                         -----------    -----------
           Net income                                                    $   748,300    $   677,200
                                                                         ===========    ===========

NET INCOME ALLOCATED TO GENERAL PARTNERS                                 $     7,500    $     6,800
                                                                         ===========    ===========

NET INCOME ALLOCATED TO LIMITED PARTNERS                                 $   740,800    $   670,400
                                                                         ===========    ===========

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                      $     18.57    $     16.80
                                                                         ===========    ===========
WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS
     OUTSTANDING DURING THE YEAR                                              39,900         39,900
                                                                         ===========    ===========


                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)


                                                        General       Limited
                                                       Partners       Partners        Total
                                                     -----------    -----------    -----------
PARTNERSHIP CAPITAL (DEFICIT), January 1, 1998       $   (49,300)   $ 3,441,500    $ 3,392,200

   Distributions to partners                              (5,000)      (498,800)      (503,800)
   Net income for year                                     7,500        740,800        748,300
                                                     -----------    -----------    -----------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 1998         (46,800)     3,683,500      3,636,700

   Distributions to partners                              (5,000)      (498,800)      (503,800)
   Net income for year                                     6,800        670,400        677,200
                                                     -----------    -----------    -----------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 1999     $   (45,000)   $ 3,855,100    $ 3,810,100
                                                     ===========    ===========    ===========




                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                            STATEMENTS OF CASH FLOWS



                                                                                           Year Ended December 31
                                                                                         --------------------------
                                                                                             1998           1999
                                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $   748,300    $   677,200
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                         532,000        519,600
       Gain on sale of assets                                                                   (200)            --
       Equity in net income of joint venture                                                (207,100)      (237,200)
       Decrease from changes in-
         Accounts receivable, prepaid expenses and other assets                               (9,400)       (55,400)
         Accounts payable and due to affiliates                                             (309,600)       (70,900)
                                                                                         -----------    -----------
           Net cash provided by operating activities                                         754,000        833,300
                                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                     (234,500)      (128,200)
   Proceeds from sale of property, plant and equipment                                           200             --
   Increase in intangible assets                                                              (4,500)        (2,300)
   Distributions from joint venture                                                           12,500         35,000
                                                                                         -----------    -----------
           Net cash used in investing activities                                            (226,300)       (95,500)
                                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                                (503,800)      (503,800)
                                                                                         -----------    -----------
           Net increase in cash and cash equivalents                                          23,900        234,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               788,300        812,200
                                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                 $   812,200    $ 1,046,200
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


                          NOTES TO FINANCIAL STATEMENTS


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

                  On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner. On September 30, 1998, Falcon Holding Group, L.P. ("FHGLP") acquired ownership of the Corporate General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. ("FCLP"), a California limited partnership and successor to FHGLP. FHGLP served as the managing partner of FCLP, and the general partner of FHGLP was Falcon Holding Group, Inc., a California corporation ("FHGI"). On November 12, 1999, Charter Communications Holding Company, LLC ("Charter"), acquired the ownership of FCLP and the Corporate General Partner. Charter and its affiliates provide management services for the Partnership. Such services were previously provided by FCLP and its affiliates. The Corporate General Partner, Charter and affiliated companies are responsible for the day-to-day management of the Partnership and its operations.

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

                  The amended partnership agreement generally provides that all cash distributions (as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The amended partnership agreement also provides that all partnership profits, gains, operational losses, and credits (all as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the limited partners have received cash flow equal to their initial investments, the general partners will only receive a 1% allocation of cash flow from sale or liquidation of a system until the limited partners have received an annual simple interest return of at least 12% of their initial investments less any distributions from

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)

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

NOTE 3 - EQUITY IN NET ASSETS OF JOINT VENTURE

                  The Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) each owns one third of the Joint Venture. The Joint Venture was initially funded through capital contributions made by each venturer during 1988 of $2,199,700 in cash and $40,000 in capitalized system acquisition and related costs. In 1988, the Joint Venture acquired certain cable television systems in Illinois from the Partnership's Corporate General Partner. Each venturer shares equally in the profits and losses of the Joint Venture. The Joint Venture generated income of $621,300 and $711,600 for 1998 and 1999, respectively, of which $207,100 and
$237,200 was allocated to the Partnership for the respective years. The operations of the Joint Venture are significant to the Partnership and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Joint Venture in this Form 10-K.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

As of December 31, 1999, property, plant and equipment consisted of the following:

           Cable television systems                                             $  6,361,500
           Vehicles, furniture and equipment and leasehold improvements              298,800
                                                                                ------------
                                                                                   6,660,300

           Less accumulated depreciation and amortization                         (4,932,300)
                                                                                ------------
                                                                                $  1,728,000
                                                                                ============

NOTE 6 - COMMITMENTS AND CONTINGENCIES

                  The Partnership leases buildings and tower sites associated with the systems under operating leases expiring in various years through 2009.

                  Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1999, are as follows:

         Year                                    Amount
         ----                                  ----------

         2000                                  $   10,900
         2001                                      10,900
         2002                                      10,900
         2003                                       3,600
         2004                                       3,600
         Thereafter                                17,100
                                               ----------
                                               $   57,000
                                               ==========

                  Rentals, other than pole rentals, charged to operations amounted to $17,500 and $27,200 in 1998 and 1999, respectively. Pole rentals were $31,700 and $38,500 in 1998 and 1999, respectively.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                  Approximately 67% of the Partnership's subscribers are served by its system in Shelbyville, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

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

                  The cable system in one of the Partnership's franchise areas does not have head-end equipment to receive and retransmit its cable television signal, the system relies on another partnership managed by the Corporate General Partner with systems located in neighboring communities to provide its cable television signal. The Partnership is not charged a fee for this service.

NOTE 7 - EMPLOYEE BENEFIT PLAN

                  The Partnership participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - EMPLOYEE BENEFIT PLAN (CONTINUED)

amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Prior to 1999, the Partnership's contribution to the Profit Sharing Plan, as determined by management, was discretionary but could not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. A contribution of $1,500 and was made during 1999.

NOTE 8 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. Management fee expense was $132,500 and $129,900 in 1998 and 1999, respectively.

                  In addition to the monthly fee above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Manager and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Partnership. Such services were provided by FCLP and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $229,500 and $206,300 in 1998 and 1999, respectively.

                  The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership approximated $4,500 and $6,300 in 1998 and 1999, respectively. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                  Substantially all programming services had been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $618,700 and $640,300 in 1998 and 1999, respectively. Programming fees are included in service costs in the statements of operations.

                  The cable system in one of the Partnership's franchise areas does not have head-end equipment to receive and retransmit its cable television signal. The system relies on another partnership managed by the Corporate General Partner with systems located in neighboring communities to provide its cable television signal. The Partnership is not charged a fee for this service.

                        ENSTAR INCOME PROGRAM IV-3, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                  Cash paid for interest amounted to $13,000 and $12,500 in 1998 and 1999, respectively.

                         REPORT OF INDEPENDENT AUDITORS



To the Venturers of
Enstar Cable of Macoupin County  (A Georgia General Partnership):


We have audited the accompanying balance sheet of Enstar Cable of Macoupin County (A Georgia General Partnership) as of December 31, 1999, and the related statements of operations, venturers' capital, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Cable of Macoupin County at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with accounting principles standards generally accepted in the United States.



                                             /s/ ERNST & YOUNG LLP



Los Angeles, California,
   March 24, 2000

                         ENSTAR CABLE OF MACOUPIN COUNTY


                     BALANCE SHEET - AS OF DECEMBER 31, 1999


ASSETS:
   Cash and cash equivalents                                                         $1,683,400
   Accounts receivable, less allowance of $1,600 for possible losses                     66,600
   Prepaid expenses and other assets                                                     57,500
   Property, plant and equipment, less accumulated depreciation and amortization      1,647,500
   Franchise cost, net of accumulated amortization of $27,200                            82,700
   Deferred charges, net                                                                  1,200
                                                                                     ----------
                                                                                     $3,538,900
                                                                                     ==========

                       LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
   Accounts payable                                                                  $  106,700
   Due to affiliates                                                                    116,000
                                                                                     ----------
           Total liabilities                                                            222,700
                                                                                     ----------

COMMITMENTS AND CONTINGENCIES

VENTURERS' CAPITAL:
   Enstar Income Program IV-1, L.P.                                                   1,105,400
   Enstar Income Program IV-2, L.P.                                                   1,105,400
   Enstar Income Program IV-3, L.P.                                                   1,105,400
                                                                                     ----------
                  Total venturers' capital                                            3,316,200
                                                                                     ----------
                                                                                     $3,538,900
                                                                                     ==========


                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                            STATEMENTS OF OPERATIONS


                                                                    Year Ended December 31
                                                                 -----------------------------
                                                                     1998             1999
                                                                 ------------     ------------

REVENUES                                                         $  2,003,000     $  1,993,600
                                                                 ------------     ------------
OPERATING EXPENSES:
   Service costs                                                      626,000          664,300
   General and administrative expenses                                124,700          158,200
   General Partner management fees and reimbursed expenses            309,800          291,200
   Depreciation and amortization                                      344,500          217,800
                                                                 ------------     ------------
                                                                    1,405,000        1,331,500
                                                                 ------------     ------------
           Operating income                                           598,000          662,100

INTEREST INCOME, net                                                   23,300           49,500
                                                                 ------------     ------------
NET INCOME                                                       $    621,300     $    711,600
                                                                 ============     ============


                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                        STATEMENTS OF VENTURERS' CAPITAL


                                        Enstar             Enstar           Enstar
                                        Income             Income           Income
                                        Program           Program           Program
                                       IV-1, L.P.        IV-2, L.P.        IV-3, L.P.          Total
                                      ------------      ------------      ------------      ------------

BALANCE, January 1, 1998              $    708,600      $    708,600      $    708,600      $  2,125,800

   Distributions to venturers              (12,500)          (12,500)          (12,500)          (37,500)
   Net income for year                     207,100           207,100           207,100           621,300
                                      ------------      ------------      ------------      ------------
BALANCE, December 31, 1998                 903,200           903,200           903,200         2,709,600

   Distributions to venturers              (35,000)          (35,000)          (35,000)         (105,000)
   Net income for year                     237,200           237,200           237,200           711,600
                                      ------------      ------------      ------------      ------------
BALANCE, December 31, 1999            $  1,105,400      $  1,105,400      $  1,105,400      $  3,316,200
                                      ============      ============      ============      ============



                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                            STATEMENTS OF CASH FLOWS


                                                                                               Year Ended December 31
                                                                                           ------------------------------
                                                                                               1998              1999
                                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $    621,300      $    711,600
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                            344,500           217,800
       Increase (decrease) from changes in:
       Accounts receivable, prepaid expenses and other assets                                   138,700           (70,500)
       Accounts payable and due to affiliates                                                   (94,300)         (121,200)
                                                                                           ------------      ------------
           Net cash provided by operating activities                                          1,010,200           737,700
                                                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                        (170,900)         (196,400)
   Increase in intangible assets                                                                (34,200)          (36,300)
                                                                                           ------------      ------------
           Net cash used in investing activities                                               (205,100)         (232,700)
                                                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to venturers                                                                   (37,500)         (105,000)
                                                                                           ------------      ------------
           Net increase in cash and cash equivalents                                            767,600           400,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  515,800         1,283,400
                                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                   $  1,283,400      $  1,683,400
                                                                                           ============      ============



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

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS


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

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

                  Certain prior year amounts have been reclassified to conform to the 1999 presentation.

NOTE 2 - JOINT VENTURE MATTERS

                  The Venture was formed under the terms of a joint venture agreement effective December 30, 1987, among the Venturers, three limited partnerships sponsored by Enstar Communications Corporation as their corporate general partner (the "Corporate General Partner"). The Venture was formed to pool the resources of the three limited partnerships to acquire, own, operate, and dispose of certain cable television systems. In 1988, the Venture acquired two cable television systems in Illinois.

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

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                  As of December 31, 1999, property, plant and equipment consisted of:

Cable television systems                                       $ 3,994,700
Vehicles, furniture and equipment and leasehold improvements       262,600
                                                               -----------
                                                                 4,257,300
Less-  Accumulated depreciation and amortization                (2,609,800)
                                                               -----------
                                                               $ 1,647,500
                                                               ===========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

                  The Venture leases buildings and tower sites associated with the systems under operating leases expiring in 2004.

                  Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1999, are as follows:

Year                                                                           Amount
----                                                                         ---------
2000                                                                         $   5,800
2001                                                                             5,900
2002                                                                             5,900
2003                                                                             6,000
2004                                                                             2,700
                                                                             ---------
                                                                             $  26,300
                                                                             =========

                  Rentals, other than pole rentals, charged to operations approximated $8,600 and $8,900 in 1998 and 1999, respectively, while pole rental expense approximated $18,100 and $19,000 in 1998 and 1999, respectively.

                  Other commitments include approximately $1.1 million at December 31, 1999, to upgrade the Venture's system in the community of Carlinville, Illinois, by December 2001.

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

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS




NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                  All of the Venture's subscribers are served by its system in Carlinville, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Venture's liquidity and cash flows. The Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

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

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - EMPLOYEE BENEFIT PLAN

                  The Venture participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Prior to 1999, the Venture's contribution to the Profit Sharing Plan, as determined by management, was discretionary but could not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Venture would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. There were no contributions charged against operations of the Venture for the Profit Sharing Plan in 1998 or 1999.

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Venture has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 4% of gross receipts, as defined, from the operations of the Venture. Management fees approximated $80,200 and $79,800 in 1998 and 1999, respectively. In addition, the Venture is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner. This fee approximated $20,000 and $19,900 in 1998 and 1999, respectively.

                  The Venture also reimburses the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Venture. Such services were provided by FCLP and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Venture for these services approximated $209,600 and $191,500 during 1998 and 1999, respectively.

                  The Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Venture's cable system. The Venture reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Venture for these costs approximated $4,600 and $5,800 in 1998 and 1999, respectively. No management fee is payable to the affiliates by the Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                  Substantially all programming services have been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Charter charges the Venture for these costs based on its costs. Programming fee expense was $474,500 and $507,500 in 1998 and 1999, respectively. Programming fees are included in service costs in the statements of operations.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
3              Second Amended and Restated Agreement of Limited Partnership of
               Enstar Income Program IV-3, L.P., as of August 1, 1988.(3)

10.1           Management Agreement between Enstar Income Program IV-3 and
               Enstar Cable Corporation.(1)

10.2           Management Agreement between Enstar Cable of Macoupin County and
               Enstar Cable Corporation.(2)

10.3           Revolving Credit and Term Note dated December 31, 1987, between
               Enstar Income Program IV-3 and Rhode Island Hospital Trust
               National Bank.(2)

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

10.14          Amendment No. 2 to Revolving Credit and Term Loan Agreement dated
               December 31, 1987, between Enstar Income Program IV-3 and Rhode
               Island Hospital Trust National Bank, dated August 3, 1990.(5)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.15          Resolution No. 92-16 of the City Council of Shelbyville,
               Illinois, Extending the Cable Television Franchise of Enstar
               Income Program IV-3. Passed and adopted January 4, 1993.(6)

10.16          Loan Agreement between Enstar Income Program IV-3 and
               Kansallis-Osake-Pankki dated December 9, 1993.(8)

10.17          Amended and Restated Partnership Agreement of Enstar Cable of
               Macoupin County, as of October 1, 1993.(9)

10.18 Franchise Agreement and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Shelbyville, Illinois.(9)

10.19 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Auburn, Illinois.(9)

10.20 A resolution of the City of Carlinville, Illinois, extending the Cable Television Franchise of Enstar Cable of Macoupin County.
               Adopted December 1, 1997. (10)

10.21 Franchise Ordinance granting a non-exclusive community antenna television system franchise for the City of Carlinville, Illinois. (11)

10.22          Asset Purchase Agreement dated June 21, 2000, by and among
               Multimedia Acquisition Corp., as Buyer, and Enstar Income Program
               1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar
               Income/Growth Program Six-A, L.P., Enstar VII, Enstar VIII and
               Enstar X, Ltd., as Sellers.(12)

10.23          Asset Purchase Agreement, dated August 8, 2000, by and among
               Multimedia Acquisition Corp., as Buyer, and Enstar Income Program
               II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income
               Program IV-3, L.P., Enstar Income/Growth Program Five-A, L.P.,
               Enstar Income/Growth Program Five-B, L.P., Enstar Income/Growth
               Program Six-A, L.P., Enstar IX and Enstar XI, Ltd., Enstar IV/PBD
               Systems Venture, Enstar Cable of Cumberland Valley and Enstar
               Cable of Macoupin County, as Sellers.(13)

10.24          Amendment dated September 29, 2000, of the Asset Purchase
               Agreement dated June 21, 2000, by and among Multimedia
               Acquisition Corp., as Buyer, and Enstar Income Program 1984-1,
               L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth
               Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X, Ltd., as Sellers.(14)

10.25          Amendment dated September 29, 2000, of the Asset Purchase
               Agreement dated August 8, 2000, by and among Multimedia
               Acquisition Corp., as Buyer, and Enstar Income Program II-1,
               L.P., Enstar Income Program II-1, L.P., Enstar Income Program
               IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX,
               Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar
               Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers.(15)

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

(12) Incorporated by reference to the exhibits to the Current Report on Form 8-K of Enstar Income Program 1984-1, L.P., File No. 0-13333, filed on June 30, 2000.

(13) Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., File No. 0-14508 for the quarter ended June 30, 2000.

(14) Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income/Growth Program Six-A, L.P., File No. 0-17687 for the quarter ended September 30, 2000.

(15) Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program IV-1, File No. 0-15705 for the quarter ended September 30, 2000.