Form 10-Q
period 2001-03-31
ENSTAR INCOME PROGRAM IV-3 L P
filed 2001-05-15
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2001
                                  -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                 ----------------     -----------------

                 Commission File Number      0-15686
                                          -------------

                        Enstar Income Program IV-3, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Georgia                                   58-1648320
----------------------------------------       --------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                 Identification Number)

    12444 Powerscourt Dr., Suite 100
        St. Louis, Missouri                                63131
----------------------------------------       --------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including
area code:                                   (314) 965-0555
                                       -------------------------


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                         ITEM 1. - FINANCIAL STATEMENTS

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

               ==================================================

                                                                          March 31,           December 31,
                                                                             2001                2000 *
                                                                       ----------------     ---------------
                                                                         (Unaudited)
ASSETS:
   Cash                                                                $      1,427,200     $     1,252,700

   Accounts receivable, net of allowance for doubtful
     accounts of $3,700 and $4,500, respectively                                 96,000             132,900

   Prepaid expenses and other assets                                             39,800              28,000

   Equity in net assets of Joint Venture                                      1,326,500           1,265,400

   Property, plant and equipment, net of accumulated
     depreciation of $5,257,700 and $5,185,800, respectively                  1,670,200           1,727,200

   Franchise cost, net of accumulated
     amortization of $2,530,100 and $2,513,900, respectively                     45,100              60,900
                                                                       ----------------     ---------------
                                                                       $      4,604,800     $     4,467,100
                                                                       ================     ===============

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable and accrued liabilities                            $        178,800     $       304,400
   Due to affiliates                                                            257,500              74,800
                                                                       ----------------     ---------------
                                                                                436,300             379,200
                                                                       ----------------     ---------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                                             (41,400)            (42,200)
   Limited Partners                                                           4,209,900           4,130,100
                                                                       ----------------     ---------------
          TOTAL PARTNERSHIP CAPITAL                                           4,168,500           4,087,900
                                                                       ----------------     ---------------
                                                                       $      4,604,800     $     4,467,100
                                                                       ================     ===============

-------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

              The accompanying notes are an integral part of these
                        condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

               ==================================================


                                                                                   Unaudited
                                                                      -------------------------------------
                                                                               Three months ended
                                                                                   March 31,
                                                                      -------------------------------------
                                                                             2001                 2000
                                                                      ----------------    -----------------

REVENUES                                                              $        599,200     $        634,100
                                                                      ----------------    -----------------
OPERATING EXPENSES:
   Service costs                                                               205,700              215,300
   General and administrative expenses                                          85,000              102,000
   General partner management fees and reimbursed expenses                      83,300               78,900
   Depreciation and amortization                                                88,100              102,200
                                                                      ----------------    -----------------
                                                                               462,100              498,400
                                                                      ----------------    -----------------
OPERATING INCOME                                                               137,100              135,700
                                                                      ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                              10,500               12,200
   Interest expense                                                             (2,200)              (2,600)
                                                                      ----------------    -----------------
                                                                                 8,300                9,600
                                                                      ----------------    -----------------
INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                            145,400              145,300

EQUITY IN NET INCOME OF JOINT VENTURE                                           61,100               46,200
                                                                      ----------------    -----------------
NET INCOME                                                            $        206,500    $         191,500
                                                                      ================    =================
Net income allocated to General Partners                              $          2,100    $           1,900
                                                                      ================    =================
Net income allocated to Limited Partners                              $        204,400    $         189,600
                                                                      ================    =================
NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                               $           5.12    $            4.75
                                                                      ================    =================
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                              39,900               39,900
                                                                      ================    =================

              The accompanying notes are an integral part of these
                        condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

               ==================================================


                                                                                       Unaudited
                                                                          ------------------------------------
                                                                                   Three months ended
                                                                                       March 31,
                                                                          ------------------------------------
                                                                               2001                 2000
                                                                          --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $      206,500        $      191,500
   Adjustments to reconcile net income to net cash
      from operating activities:
       Equity in net income of Joint Venture                                     (61,100)              (46,200)
       Depreciation and amortization                                              88,100               102,200
       Changes in:
         Accounts receivable, prepaid expenses and other assets                   25,100                24,800
         Accounts payable, accrued liabilities and due to affiliates              57,100               (36,700)
                                                                          --------------        --------------
             Net cash from operating activities                                  315,700               235,600
                                                                          --------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (14,900)               (6,400)
   Increase in intangible assets                                                    (400)                   --
   Distributions from Joint Venture                                                   --                63,000
                                                                          --------------        --------------
             Net cash from investing activities                                  (15,300)               56,600
                                                                          --------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                    (125,900)             (125,900)
                                                                          --------------        --------------
INCREASE IN CASH                                                                 174,500               166,300

CASH AT BEGINNING OF PERIOD                                                    1,252,700             1,046,200
                                                                          --------------        --------------
CASH AT END OF PERIOD                                                     $    1,427,200        $    1,212,500
                                                                          ==============        ==============




              The accompanying notes are an integral part of these
                        condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               ==================================================


1.     INTERIM FINANCIAL STATEMENTS

                  The accompanying condensed interim financial statements for Enstar Income Program IV-3, L.P. (the "Partnership") as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Partnership's management fee expense approximated $30,000 and $31,700 for the three months ended March 31, 2001 and 2000, respectively. The Manager has entered into an identical agreement with Enstar Cable of Macoupin County (the "Joint Venture"), a Georgia general partnership of which the Partnership is a co-general partner, except that that the Joint Venture pays the Manager only a 4% management fee. The Joint Venture's management fee expense approximated $19,000 and $19,900 for the three months ended March 31, 2001 and 2000, respectively. In addition, the Joint Venture is also required to distribute to ECC (which is the corporate general partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues, representing ECC's interest as the corporate general partner of the Joint Venture. The Joint Venture's management fee expense to ECC approximated $4,700 and $5,000 during the three months ended March 31, 2001 and 2000, respectively. No management fee is payable to the Manager by the Partnership with respect of any amounts received by the Partnership from the Joint Venture. Management fees are non-interest bearing.

                  The Management Agreement provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational cost associated with the services provided. The Partnership and the Joint Venture reimburse the affiliates for their allocable share of the affiliates' costs. The total amount charged to the Partnership for these costs approximated $53,300 and $47,200 for the three months ended March 31, 2001 and 2000, respectively.

                  Substantially all programming services are purchased through Charter. Charter charges the Partnership and the Joint Venture for these costs based on its actual costs. The Partnership and Joint Venture recorded programming fee expense of $240,800 and $245,600 for the three months ended March 31, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying condensed statement of operations.

                  In the normal course of business, the Joint Ventures paid interest and principal to Enstar Finance Company, LLC, its primary lender and a subsidiary of ECC, when there were amounts outstanding

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               ==================================================


under its revolving loan facility and pays a commitment fee to Enstar Finance Company, LLC, on the unborrowed portion of its facility.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               ==================================================

4.     EQUITY IN NET ASSETS OF ENSTAR CABLE OF MACOUPIN COUNTY
       (JOINT VENTURE)

                  The Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) each own one-third of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of March 31, 2001, and December 31, 2000, and the results of its operations for the three months ended March 31, 2001 and 2000, have been included. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results for the entire year.


                                                             March 31,         December 31,
                                                               2001                2000 *
                                                         ---------------      --------------
                                                            (Unaudited)

Current assets                                           $     2,722,600      $    2,350,900
Investment in cable television properties, net                 1,543,400           1,587,800
Other assets                                                          --                 100
                                                         ---------------      --------------
                                                         $     4,266,000      $    3,938,800
                                                         ===============      ==============

Current liabilities                                      $       286,400      $      142,600
Venturers' capital                                             3,979,600           3,796,200
                                                         ---------------      --------------
                                                         $     4,266,000      $    3,938,800
                                                         ===============      ==============



-------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               ==================================================

                                                                                  Unaudited
                                                                    --------------------------------------
                                                                              Three months ended
                                                                                  March 31,
                                                                    --------------------------------------
                                                                          2001                  2000
                                                                    ----------------       ---------------
REVENUES                                                            $        474,800       $       498,500
                                                                    ----------------       ---------------
OPERATING EXPENSES:
   Service costs                                                             152,000               179,900
   General and administrative expenses                                        37,200                75,400
   General partner management fees and reimbursed expenses                    68,700                65,900
   Depreciation and amortization                                              52,800                56,200
                                                                    ----------------       ---------------
                                                                             310,700               377,400
                                                                    ----------------       ---------------
OPERATING INCOME                                                             164,100               121,100
OTHER INCOME (EXPENSE):
   Interest income                                                            19,300                19,900
   Interest expense                                                               --                (2,500)
                                                                    ----------------       ---------------
                                                                    $        183,400       $       138,500
                                                                    ================       ===============

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               ==================================================


5.       SUBSEQUENT EVENT

                  The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into two separate and comprehensive purchase and sales agreements, one dated as of June 21, 2000, as amended September 29, 2000 (the "Gans I Agreement") and the other dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans I Agreement provided for Gans to acquire the assets comprising the Partnership's Fulton, Kentucky cable system, as well as certain assets of the other Selling Partnerships. The Gans II Agreement provided for Gans to acquire the assets comprising the Partnership's Shelbyville, Illinois cable system, the Partnership's ratable portion of the cable system assets of Enstar of Macoupin County, a partnership of which the Partnership is one of three general partners, and certain assets of the other Selling Partnerships.

                  Following a series of discussions and meetings, the Partnership and Gans have determined that they will not be able to agree on certain further amendments to the Gans I and Gans II Agreements that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Gans I and Gans II Agreements.

                  The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

                  On November 17, 2000, the Partnership filed a Preliminary Consent Statement with the Securities and Exchange Commission, pursuant to which the Partnership's corporate general partner would solicit consents from the Limited Partners to approve the Gans I and Gans II Agreements. In light of the foregoing events, the Partnership has withdrawn the Preliminary Consent Statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000, for additional information regarding such matters and the effect thereof on the Partnership's business.

         The Partnership conducts its cable television business operations both
(i) through the direct ownership and operation of certain cable television systems and (ii) through its participation as a partner with a one-third interest in Enstar Cable of Macoupin County (the "Joint Venture"). Our participation is equal to our affiliated partners (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, the financial condition and results of operations of the Partnership are significantly impacted by the matters of the Joint Venture. The following discussion reflects such consideration and provides a separate discussion for each entity.

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         Our revenues decreased from $634,100 to $599,200, or 5.5%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to a decline in the number of basic service customers, partially offset by an increase in the number of premium service customers. As of March 31, 2001 and 2000, the Partnership had approximately 5,100 and 5,700 basic service customers, respectively, and 1,700 and 1,300 premium service customers, respectively.

         Our service costs decreased from $215,300 to $205,700, or 4.5%, for the three months ended March 31, 2001, as compared to the corresponding period of 2000. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to the net decrease in customers and the increase in such services being provided and billed to us by Charter. Such expenses are included in general partner management and reimbursed expenses, rather than service costs.

         Gross margin decreased from $418,800 to $393,500, or 6.0%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As a percentage of revenues, gross margin decreased from 66.0% to 65.7% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to a decrease in customers, partially offset by the increase in service costs being provided and billed to us by Charter during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         Our general and administrative expenses decreased from $102,000 to $85,000, or 16.7%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to decreases in marketing expenses and an increase in general and administrative expenses being provided and billed to us by Charter during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         Our general partner management fees and reimbursed expenses increased from $78,900 to $83,300, or 5.6%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As discussed above, Charter now performs certain management and operational functions formerly performed by us. Therefore, we have higher costs reimbursed to Charter and lower service costs and general and administrative expenses.

         Our depreciation and amortization expense decreased from $102,200 to $88,100, or 13.8%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to certain fixed assets becoming fully depreciated during 2000 and first quarter 2001.

         Due to the factors described above, our operating income increased from $135,700 to $137,100, or 1.0%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         Our interest income, net of interest expense, decreased from $9,600 to $8,300, or 13.5%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was primarily due to lower average cash balances available for investment and higher average interest rates earned on invested funds in first quarter 2000.

         The equity in net income of the Joint Venture increased from $46,200 to $61,100, or 32.5%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was due to factors described below.

         Due to the factors described above, our net income increased from $191,500 to $206,500, or 7.8%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $237,900 to $225,200, or 5.3%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues increased from 37.5% to 37.6% during the three months ended March 31, 2001, as compared to the corresponding period in 2000. The changes in EBITDA as a percentage of revenues were primarily due to the factors described above.

         THE JOINT VENTURE

         The Joint Venture's revenues decreased from $498,500 to $474,800, or 4.8%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to a decline in the number of basic and premium service customers. As of March 31, 2001 and 2000, the Joint Venture had approximately 4,100 and 4,500 basic service customers, respectively, and 1,000 and 1,100 premium service customers, respectively.

         Service costs decreased from $179,900 to $152,000, or 15.5%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was primarily due to the decline in customers and the increase in such services being provided and billed to the Joint Venture by

Charter. Such expenses are included in general partner management and reimbursed expenses, rather than service costs.

         Gross margin increased from $318,600 to $322,800, or 1.3%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As a percentage of revenues, gross margin increased from 63.9% to 68.0% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was due to the increase in service costs being provided and billed to the Joint Venture by Charter during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         General and administrative expenses decreased from $75,400 to $37,200, or 50.7%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to decreases in marketing expenses and an increase in general and administrative expenses being provided and billed to the Joint Venture by Charter during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         General partner management fees and reimbursed expenses increased from $65,900 to $68,700, or by 4.2%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As discussed above, Charter now performs certain management and operational functions formerly performed by the Joint Venture. Therefore, we have higher costs reimbursed to Charter and lower service costs and general and administrative expenses.

         Depreciation and amortization expense decreased from $56,200 to $52,800, or by 6.0%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000, due to a decrease in capital expenditures for cable system upgrades and certain fixed assets becoming fully depreciated during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         Due to the factors described above, operating income increased from $121,100 to $164,100, or by 35.5%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         Interest income, net of interest expense, increased from $17,400 to $19,300, or 10.9% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was primarily due to higher average cash balances available for investment during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         Due to the factors described above, the Joint Venture's net income increased from $138,500 to $183,400, or by 32.4%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

         Based on its experience in the cable television industry, the Joint Venture believes that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA increased from $177,300 to $216,900, or by 22.3%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues increased from 35.6% to 45.7% during the three months ended March 31, 2001, as compared to the corresponding period in 2000. The increase was primarily due to the factors described above.

         The Joint Venture distributed $63,000 to the Partnership for the three months ended March 31, 2000. No distributions were made by the Joint Venture to the Partnership during the three months ended March 31, 2001.

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

         The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into two separate and comprehensive purchase and sales agreements, one dated as of June 21, 2000, as amended September 29, 2000 (the "Gans I Agreement") and the other dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans I Agreement provided for Gans to acquire the assets comprising the Partnership's Fulton, Kentucky cable system, as well as certain assets of the other Selling Partnerships. The Gans II Agreement provided for Gans to acquire the assets comprising the Partnership's Shelbyville, Illinois cable system, the Partnership's ratable portion of the cable system assets of Enstar of Macoupin County, a partnership of which the Partnership is one of three general partners, and certain assets of the other Selling Partnerships.

         Following a series of discussions and meetings, the Partnership and Gans have determined that they will not be able to agree on certain further amendments to the Gans I and Gans II Agreements that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Gans I and Gans II Agreements.

         The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

         On November 17, 2000, the Partnership filed a Preliminary Consent Statement with the Securities and Exchange Commission, pursuant to which the Partnership's corporate general partner would solicit consents from the Limited Partners to approve the Gans I and Gans II Agreements. In light of the foregoing events, the Partnership has withdrawn the Preliminary Consent Statement.

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

         The Partnership and the Joint Venture maintain insurance coverage for all of the cable television properties owned or managed by them to cover damage to cable distribution plant and customer connections and against business interruptions resulting from such damage. This coverage is subject to a


                                      -13
significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Partnership and Joint Venture.

         Approximately 81% of the Partnership's and Joint Venture's customers are served by their systems in Shelbyville and Carlinville, Illinois and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's and Joint Venture's liquidity and cash flows. The Partnership and Joint Venture continue to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

         Operating activities for the Partnership provided $315,700 cash during the three months ended March 31, 2001. The Partnership used $51,700 cash to pay liabilities owed to ECC and third party creditors, due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided $25,100 cash for the three months ended March 31, 2001 due to differences in the timing of receivable collections and the payment of prepaid expenses. Investing activities used $15,300 cash in the three months ended March 31, 2001. The change was due to an increase in capital expenditures and an increase in intangible assets. The Partnership distributed $125,900 to our partners during the three months ended March 31, 2001 and 2000.

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

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

               None.

          (B)  REPORTS ON FORM 8-K

               On April 30, 2001, the Registrant filed a current report on Form 8-K to announce the termination of its sale agreement with Multimedia Acquisition Corp.

                                    SIGNATURE


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



                                      By:    ENSTAR COMMUNICATIONS CORPORATION
                                             General Partner





Date:  May 15, 2001                   By:    /s/  Kent D. Kalkwarf
                                             ---------------------
                                             Kent D. Kalkwarf
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer and
                                             Principal  Accounting Officer)