Form 10-Q
period 2001-06-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 2001-08-14
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                         Commission File Number 0-15686

                        Enstar Income Program IV-3, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      Georgia                           58-1648320
                      -------                           ----------
          (State or other jurisdiction of             (I.R.S. Employer
           Incorporation or organization)           Identification Number)

              12405 Powerscourt Drive
               St. Louis, Missouri                         63131
               -------------------                         -----
      (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including
area code:                                             (314) 965-0555
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

                         ITEM 1. - FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

================================================================================

                                                                                      JUNE 30,     DECEMBER 31,
                                                                                       2001            2000 *
                                                                                   --------------  --------------
                           ASSETS                                                   (UNAUDITED)
ASSETS:

   Cash                                                                            $   1,611,400   $   1,252,700
   Accounts receivable, net of allowance for doubtful
     accounts of $3,800 and $4,500, respectively                                          99,900         132,900
   Prepaid expenses and other assets                                                      23,700          28,000
   Equity in net assets of Joint Venture                                               1,376,300       1,265,400
   Property, plant and equipment, net of accumulated
     depreciation of $5,329,800 and $5,185,800, respectively                           1,639,300       1,727,200
   Franchise cost, net of accumulated
     amortization of $2,546,400 and $2,513,900, respectively                              28,700          60,900
                                                                                   -------------   -------------

                                                                                   $   4,779,300   $   4,467,100
                                                                                   =============   =============
             LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:

   Accounts payable and accrued liabilities                                        $     190,400    $    304,400
   Due to affiliates                                                                     409,900          74,800
                                                                                   -------------   -------------
                                                                                         600,300         379,200

PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                                                      (41,300)        (42,200)
   Limited Partners                                                                    4,220,300       4,130,100
                                                                                   -------------   -------------
          TOTAL PARTNERSHIP CAPITAL                                                    4,179,000       4,087,900
                                                                                   -------------   -------------
                                                                                   $   4,779,300   $   4,467,100
                                                                                   =============   =============



* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

================================================================================


                                                                                         THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                  -------------------------------
                                                                                      2001                 2000
                                                                                  ------------          ----------
                                                                                             (UNAUDITED)
REVENUES                                                                          $   587,100           $  625,300
                                                                                  -----------           ----------
OPERATING EXPENSES:
   Service costs                                                                      212,700              184,000
   General and administrative expenses                                                 88,400               91,200
   General partner management fees and reimbursed expenses                             87,000               76,900
   Depreciation and amortization                                                       89,200               88,400
                                                                                  -----------           ----------
                                                                                      477,300              440,500
                                                                                  -----------           ----------
OPERATING INCOME                                                                      109,800              184,800
                                                                                  -----------           ----------
OTHER INCOME (EXPENSE):
   Interest income                                                                     18,000               17,800
   Interest expense                                                                    (6,400)              (2,600)
   Other expense                                                                      (36,000)                   -
                                                                                  -----------           ----------
                                                                                      (24,400)              15,200
                                                                                  -----------           ----------
INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                                    85,400              200,000

EQUITY IN NET INCOME OF JOINT VENTURE                                                  49,800               65,300
                                                                                  -----------           ----------
NET INCOME                                                                        $   135,200           $  265,300
                                                                                  ===========           ==========
Net income allocated to General Partners                                          $     1,300           $    2,700
                                                                                  ===========           ==========
Net income allocated to Limited Partners                                          $   133,900           $  262,600
                                                                                  ===========           ==========
NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                           $      3.36           $     6.58
                                                                                  ===========           ==========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                     39,900               39,900
                                                                                  ===========           ==========



















The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

================================================================================

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                ---------------------------------
                                                                                     2001               2000
                                                                                --------------     --------------
                                                                                           (UNAUDITED)
REVENUES                                                                        $   1,186,300      $   1,259,400
                                                                                -------------      -------------
OPERATING EXPENSES:
   Service costs                                                                      418,400            396,600
   General and administrative expenses                                                173,400            183,700
   General partner management fees and reimbursed expenses                            170,300            168,100
   Depreciation and amortization                                                      177,300            190,500
                                                                                -------------      -------------
                                                                                      939,400            938,900
                                                                                -------------      -------------

OPERATING INCOME                                                                      246,900            320,500
                                                                                -------------      -------------

OTHER INCOME (EXPENSE):
   Interest income                                                                     28,500             30,000
   Interest expense                                                                    (8,600)            (5,100)
   Other expense                                                                      (36,000)                 -
                                                                                -------------      -------------
                                                                                      (16,100)            24,900
                                                                                -------------      -------------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                                   230,800            345,400

EQUITY IN NET INCOME OF JOINT VENTURE                                                 110,900            111,500
                                                                                -------------      -------------
NET INCOME                                                                      $     341,700      $     456,900
                                                                                =============      =============
Net income allocated to General Partners                                        $       3,400      $       4,600
                                                                                =============      =============
Net income allocated to Limited Partners                                        $     338,300      $     452,300
                                                                                =============      =============
NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                         $        8.48      $       11.34
                                                                                =============      =============
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                     39,900             39,900
                                                                                =============      =============


















The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

================================================================================

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                -------------------------------
                                                                                     2001              2000
                                                                                -------------     -------------
                                                                                          (UNAUDITED)
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                              $     341,700     $     456,900
        Adjustments to reconcile net income to net cash
           from operating activities:
            Equity in net income of Joint Venture                                    (110,900)         (111,500)
            Depreciation and amortization                                             177,300           190,500
            Changes in:
              Accounts receivable, prepaid expenses and other assets                   37,300           (15,800)
              Accounts payable,  accrued liabilities and due to affiliates            221,100           275,700
                                                                                -------------     -------------
                  Net cash from operating activities                                  666,500           795,800
                                                                                -------------     -------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                          (56,100)          (47,200)
        Distributions from Joint Venture                                                    -            63,100
        Other investing activities                                                     (1,100)                -
                                                                                -------------     -------------
                  Net cash from investing activities                                  (57,200)           15,900
                                                                                -------------     -------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
        Distributions to partners                                                    (250,600)         (250,700)
                                                                                -------------     -------------
                  Net cash from financing activities                                 (250,600)         (250,700)
                                                                                -------------     -------------
     INCREASE IN CASH                                                                 358,700           561,000
     CASH AT BEGINNING OF PERIOD                                                    1,252,700         1,046,200
                                                                                -------------     -------------
     CASH AT END OF PERIOD                                                      $   1,611,400     $   1,607,200
                                                                                =============     =============























The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================


1.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for Enstar Income Program IV-3, L.P. (the "Partnership") as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results for the entire year.

2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Partnership's management fee expense approximated $29,300 and $59,300 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, the Partnership's management fee expense approximated $31,300 and $63,000, respectively. The Manager has entered into an identical agreement with Enstar Cable of Macoupin County (the "Joint Venture"), a Georgia general partnership of which the Partnership is a co-general partner, except that that the Joint Venture pays the Manager only a 4% management fee. The Joint Venture's management fee expense approximated $18,600 and $37,600 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, the Joint Venture's management fee expense approximated $19,900 and $39,800, respectively. In addition, the Joint Venture is also required to distribute to ECC (which is the corporate general partner of the Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues, representing ECC's interest as the corporate general partner of the Joint Venture. The Joint Venture's management fee expense to ECC approximated $4,700 and $9,400 during the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, the Joint Venture's management fee expense to ECC approximated $5,000 and $10,000, respectively. No management fee is payable to the Manager by the Partnership with respect to any amounts received by the Partnership from the Joint Venture. Management fees are non-interest bearing.

     The Management Agreement provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational cost associated with the services provided. The Partnership and the Joint Venture reimburse the affiliates for their allocable share of the affiliates' costs. The total amount charged to the Partnership for these costs approximated $57,700 and $111,000 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, the total amount charged to the Joint Venture for these costs approximated $54,300 and $107,900, respectively.

     Substantially all programming services are purchased through Charter. Charter charges the Partnership and the Joint Venture for these costs based on its actual costs. The Partnership and Joint Venture recorded programming fee expense of $228,700 and $469,500 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, programming fee expense for the Partnership and Joint Venture was $204,800 and $450,500, respectively. Programming fees are included in service costs in the accompanying condensed statement of operations.

     In the normal course of business, the Joint Venture pays interest and principal to Enstar Finance Company, LLC, its primary lender and a subsidiary of ECC, when there were amounts outstanding under its revolving loan facility and pays a commitment fee to Enstar Finance Company, LLC, on the unborrowed portion of its facility.

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

4.   EQUITY IN NET ASSETS OF ENSTAR CABLE OF MACOUPIN COUNTY (JOINT VENTURE)

     The Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) each own one-third of Enstar Cable of Macoupin County (the "Joint Venture"). Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of June 30, 2001 and December 31, 2000, and the results of its operations for the three and six months ended June 30, 2001 and 2000 are included below. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results for the entire year.

                                                                    JUNE 30,    DECEMBER 31,
                                                                     2001           2000 *
                                                                -------------   -------------
                                                                          (UNAUDITED)

           Current assets                                       $   3,012,600   $   2,350,900
           Investment in cable television properties, net           1,500,200       1,587,800
           Other assets                                                     -             100
                                                                -------------   -------------
                                                                $   4,512,800   $   3,938,800
                                                                =============   =============

           Current liabilities                                  $     383,900   $     142,600
           Venturers' capital                                       4,128,900       3,796,200
                                                                -------------   -------------
                                                                $   4,512,800   $   3,938,800
                                                                =============   =============


* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                                                                              THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                       --------------------------------
                                                                           2001                2000
                                                                       ------------        ------------
                                                                                 (UNAUDITED)
       REVENUES                                                        $   466,100         $   497,200
                                                                       -----------         -----------
       OPERATING EXPENSES:
          Service costs                                                    152,100             159,000
          General and administrative expenses                               54,600              39,100
          General partner management fees and reimbursed expenses           73,300              72,100
          Depreciation and amortization                                     52,500              54,900
                                                                       -----------         -----------
                                                                           332,500             325,100
                                                                       -----------         -----------

       OPERATING INCOME                                                    133,600             172,100

       OTHER INCOME (EXPENSE):
          Interest income                                                   34,000              25,900
          Interest expense                                                       -              (2,000)
          Other expense                                                    (18,300)                  -
                                                                       -----------         -----------
       NET INCOME                                                      $   149,300         $   196,000
                                                                       ===========         ===========

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                       ----------------------------
                                                                                           2001            2000
                                                                                       ------------    ------------
                                                                                               (UNAUDITED)
REVENUES                                                                               $   940,900     $   995,700
                                                                                       -----------     -----------
OPERATING EXPENSES:
   Service costs                                                                           304,100         334,200
   General and administrative expenses                                                      91,800         101,400
   General partner management fees and reimbursed expenses                                 142,000         157,400
   Depreciation and amortization                                                           105,300         109,500
                                                                                       -----------     -----------
                                                                                           643,200         702,500
                                                                                       -----------     -----------
OPERATING INCOME                                                                           297,700         293,200

OTHER INCOME (EXPENSE):
   Interest income                                                                          53,300          45,800
   Interest expense                                                                              -          (4,500)
   Other expense                                                                           (18,300)              -
                                                                                       -----------     -----------
NET INCOME                                                                             $   332,700     $   334,500
                                                                                       ===========     ===========

5.   COMMITMENTS

     The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into two separate and comprehensive purchase and sales agreements, one dated as of June 21, 2000, as amended September 29, 2000 (the "Gans I Agreement") and the other dated as of August 8, 2000, as amended as of September 29, 2000 (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans I Agreement provided for Gans to acquire the assets comprising the Partnership's Fulton, Kentucky cable system, as well as certain assets of the other Selling Partnerships. The Gans II Agreement provided for Gans to acquire the assets comprising the Partnership's Shelbyville, Illinois cable system, the Partnership's ratable portion of the cable system assets of the Joint Venture, and certain assets of the other Selling Partnerships.

     Following a series of discussions and meetings, the Partnership and Gans determined that they will not be able to agree on certain further amendments to the Gans I and Gans II Agreements that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Gans I and Gans II Agreements.

     The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

6.   NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the condensed financial statements of the Partnership.

     Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

7.   SUBSEQUENT EVENT

     In August 2001, as a result of an auction process with sealed bids, the corporate general partner received a non-binding letter of intent from Charter, a related party, to acquire the Illinois cable systems of the Partnership, the Partnership's Joint Venture and certain of its affiliates, including the Partnership's Shelbyville, Illinois cable system and the Joint Venture's Macoupin, Illinois cable systems. The bid from Charter exceeded those of all other bidders. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners, the limited partners of its co-partner in the Joint Venture and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

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

RESULTS OF OPERATIONS

    THE PARTNERSHIP

     Revenues decreased from $625,300 to $587,100, or 6.1%, and from $1,259,400 to $1,186,300, or 5.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to a decline in the number of basic service customers, partially offset by an increase in the number of premium service customers. As of June 30, 2001 and 2000, the Partnership had approximately 5,100 and 5,500 basic service customers, respectively, and 1,600 and 1,200 premium service customers, respectively.

     Service costs increased from $184,000 to $212,700, or 15.6%, and from $396,600 to $418,400, or 5.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increases were primarily due to an increase in pole rental fees during 2001.

     Gross margin decreased from $441,300 to $374,400, or 15.2%, and from $862,800 to $767,900, or 11.0%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin decreased from 70.6% to 63.8% and from 68.5% to 64.7% for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases in gross margin dollars and gross margin as a percentage of revenues were due to a decline in the number of customers coupled with rising service costs as described above during the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000.

     General and administrative expenses decreased from $91,200 to $88,400, or 3.1%, and from $183,700 to $173,400, or 5.6%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to decreases in marketing expenses as a result of reduced advertising and promotion and an increase in the cost of general and administrative services being provided and billed to us by Charter, as compared to the corresponding periods in 2000.

     General partner management fees and reimbursed expenses increased from $76,900 to $87,000, or 13.1%, and from $168,100 to $170,300, or 1.3%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As described above, Charter now performs certain management and operational functions formerly performed by us. Therefore, we have higher costs reimbursed to Charter and lower internal general and administrative expenses.

     Depreciation and amortization expense increased from $88,400 to $89,200, or 0.9%, and decreased from $190,500 to $177,300, or 6.9%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increase for the three months ended June 30, 2001 was due to an increase in capital expenditures, as compared to the corresponding period in 2000. The decrease for the six months ended June 30, 2001, was due to certain fixed assets becoming fully depreciated during 2000 and the first six months of 2001.

     Due to the factors described above, operating income decreased from $184,800 to $109,800, or 40.6%, and from $320,500 to $246,900, or 23.0%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

     Interest income, net of interest expense, decreased from $15,200 to $11,600, or 23.7%, and from $24,900 to $19,900, or 20.1%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were primarily due to higher interest expense on increased amounts due to affiliates combined with lower average interest rates earned on invested funds during the first six months of 2001.

     Other expense of $36,000 for the three months ended June 30, 2001 represents expenses associated with the termination of the

Agreements with Gans.

     The equity in net income of the Joint Venture decreased from $65,300 to $49,800, or 23.7%, and from $111,500 to $110,900, or 0.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to factors described below.

     Due to the factors described above, net income decreased from $265,300 to $135,200, or 49.0%, and from $456,900 to $341,700, or 25.2%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

     Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $511,000 to $424,200, or 17.0%, for the six months ended June 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 40.6% to 35.8% during the six months ended June 30, 2001, as compared to the corresponding period in 2000.

     Operating activities for the Partnership provided $666,500 cash during the six months ended June 30, 2001. Changes in liabilities owed to affiliates and third party creditors provided $221,100 in cash during the six months ended June 30, 2001, due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided $37,300 cash for the six months ended June 30, 2001 due to differences in the timing of receivable collections and the payment of prepaid expenses. Investing activities used $57,200 cash in the six months ended June 30, 2001. The change was due to an increase in capital expenditures. The Partnership distributed $250,600 and $250,700 to our partners during the six months ended June 30, 2001 and 2000.

    THE JOINT VENTURE

     The Joint Venture's revenues decreased from $497,200 to $466,100, or 6.3%, and from $995,700 to $940,900, or 5.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to a decline in the number of basic and premium service customers. As of June 30, 2001 and 2000, the Joint Venture had approximately 4,000 and 4,300 basic service customers, respectively, and 900 and 1,100 premium service customers, respectively.

     Service costs decreased from $159,000 to $152,100, or 4.3%, and from $334,200 to $304,100, or 9.0%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decreases were primarily due to the decline in customers.

     Gross margin decreased from $338,200 to $314,000, or 7.2%, and from $661,500 to $636,800, or 3.7%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin decreased from 68.0% to 67.4% and increased from 66.4% to 67.7% for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases in gross margin and gross margin as a percentage of revenues for the three and six months ended June 30, 2001, were primarily due to the decline in number of customers described above.

     General and administrative expenses increased from $39,100 to $54,600, or 39.6%, and decreased from $101,400 to $91,800, or 9.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increase for the three months ended June 30, 2001 was primarily due to an increase in professional fees. The decrease for the six months ended June 30, 2001 was primarily due to decreases in marketing expenses and an increase in general and administrative expenses being provided and billed to us by Charter, as compared to the corresponding period in 2000. The decrease was partially offset by increased professional fees.

     General partner management fees and reimbursed expenses increased from $72,100 to $73,300, or 1.7%, and decreased from $157,400 to $142,000, or 9.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As discussed above, Charter now performs certain management and operational functions formerly performed by the Joint Venture. Therefore, we have higher costs reimbursed to Charter and lower service costs for the three months ended June 30, 2001.

The decrease in the six months ended June 30, 2001 was primarily due to a decrease in the number of regional employees, partially offset by increases due to Charter performing additional functions on our behalf.

     Depreciation and amortization expense decreased from $54,900 to $52,500, or 4.4%, and from $109,500 to $105,300, or 3.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000, due to a decrease in capital expenditures for cable system upgrades and certain fixed assets becoming fully depreciated during 2000 and the first six months of 2001.

     Due to the factors described above, operating income decreased from $172,100 to $133,600, or 22.4%, and increased from $293,200 to $297,700, or
1.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

     Interest income, net of interest expense, increased from $23,900 to $34,000, or 42.3%, and from $41,300 to $53,300, or 29.1%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were primarily due to higher average cash balances available for investment during the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000.

     Other expense of $18,300 during the three and six months ended June 30, 2001, represent expenses associated with the termination of the Agreements with Gans.

     Due to the factors described above, the Joint Venture's net income decreased from $196,000 to $149,300, or 23.8%, and from $334,500 to $332,700, or
0.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

     Based on its experience in the cable television industry, the Joint Venture believes that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $402,700 to $384,700, or 4.5%, for the six months ended June 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues increased from 40.4% to 40.9% during the six months ended June 30, 2001, as compared to the corresponding period in 2000.

     The Joint Venture made no distributions to the Partnership for the three and six months ended June 30, 2001.

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

     The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into two separate and comprehensive purchase and sales agreements, one dated as of June 21, 2000, as amended September 29, 2000 (the "Gans I Agreement") and the other dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans I Agreement provided for Gans to acquire the assets comprising the Partnership's Fulton, Kentucky cable system, as well as certain assets of the other Selling Partnerships. The Gans II Agreement provided for Gans to acquire the assets comprising the Partnership's Shelbyville, Illinois cable system, the Partnership's ratable portion of the Joint Venture, and certain assets of the other Selling Partnerships.

     Following a series of discussions and meetings, the Partnership and Gans determined that they will not be able to agree on certain further amendments to the Gans I and Gans II Agreements that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Gans I and Gans II Agreements.

     The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

     In August 2001, as a result of an auction process with sealed bids, the corporate general partner received a non-binding letter of intent from Charter, a related party, to acquire the Illinois cable systems of the Partnership, the Partnership's Joint Venture and certain of its affiliates, including the Partnership's Shelbyville, Illinois cable system and the Joint Venture's Macoupin, Illinois cable systems. The bid from Charter exceeded those of all other bidders. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners, the limited partners of its co-partner in the Joint Venture and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

     The Joint Venture is required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in that community by December 2001 at an estimated cost of $1,100,000. In addition, the Joint Venture plans to upgrade its cable plant in Girard, Illinois at an estimated cost of approximately $1,000,000 provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years.

     The Partnership and the Joint Venture rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing liquidity requirements and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's and Joint Venture's existing cable television systems. Cash generated by operations of the Joint Venture, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. Although the Partnership currently maintains a cash balance, there can be no assurance that the Partnership's cash balance combined with future cash flows will be adequate to meet its future liquidity requirements or to fund future capital expenditures.

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

     Operating activities for the Partnership provided $666,500 cash during the six months ended June 30, 2001. Changes in liabilities owed to affiliates and third party creditors provided $221,100 in cash during the six months ended June 30, 2001, due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided $37,300 cash for the six months ended June 30, 2001 due to differences in the timing of receivable collections and the payment of prepaid expenses. Investing activities used $57,200 cash in the six months ended June 30, 2001 primarily for capital expenditures. The Partnership distributed $250,600 and $250,700 to our partners during the six months ended June 30, 2001 and 2000.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Partnership.

     Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          None.

     (B)  REPORTS ON FORM 8-K

          On May 1, 2001, the Registrant filed a current report on Form 8-K to announce the termination of its sale agreement with Multimedia Acquisition Corp.

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

                                  By:    ENSTAR COMMUNICATIONS CORPORATION
                                         General Partner

Date:  August 14, 2001            By:    /s/  Paul E. Martin
                                         --------------------
                                         Paul E. Martin, Vice President and
                                         Corporate Controller(Principal
                                         Financial Officer and Principal
                                         Accounting Officer)