Form 10-Q
period 2001-09-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 2001-11-13
CIK 783765

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                         Commission File Number 0-15686
                                                -------

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



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS



                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                        2001              2000 *
                                                                        ----              ------
                                                                    (UNAUDITED)
                             ASSETS
ASSETS:
   Cash                                                             $ 1,967,600         $ 1,252,700
   Accounts receivable, net of allowance for doubtful
     accounts of $6,500 and $4,500, respectively                        102,100             132,900
   Prepaid expenses and other assets                                     32,300              28,000
   Equity in net assets of Joint Venture                              1,417,700           1,265,400
   Property, plant and equipment, net of accumulated
     depreciation of $5,397,300 and $5,185,800, respectively          1,611,300           1,727,200
   Franchise cost, net of accumulated
     amortization of $2,549,600 and $2,513,900, respectively             25,200              60,900
                                                                    -----------         -----------


                                                                    $ 5,156,200         $ 4,467,100
                                                                    ===========         ===========

             LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable and accrued liabilities                         $   210,900         $   304,400
   Due to affiliates                                                    705,300              74,800
                                                                    -----------         -----------

                                                                        916,200             379,200

PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                                     (40,700)            (42,200)
   Limited Partners                                                   4,280,700           4,130,100
                                                                    -----------         -----------

          TOTAL PARTNERSHIP CAPITAL                                   4,240,000           4,087,900
                                                                    -----------         -----------

                                                                    $ 5,156,200         $ 4,467,100
                                                                    ===========         ===========

* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.



The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     ----------------------
                                                                     2001              2000
                                                                     ----              ----
                                                                          (UNAUDITED)
REVENUES                                                          $ 593,000         $ 622,400
                                                                  ---------         ---------

OPERATING EXPENSES:
   Service costs                                                    187,600           225,500
   General and administrative expenses                              108,500           111,200
   General partner management fees and reimbursed expenses           90,400            94,900
   Depreciation and amortization                                     70,900            87,800
                                                                  ---------         ---------

                                                                    457,400           519,400
                                                                  ---------         ---------

OPERATING INCOME                                                    135,600           103,000
                                                                  ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                                   12,500            17,700
   Interest expense                                                  (1,800)           (1,400)
   Other expense                                                     (1,000)               --
                                                                  ---------         ---------

                                                                      9,700            16,300
                                                                  ---------         ---------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                 145,300           119,300

EQUITY IN NET INCOME OF JOINT VENTURE                                41,400            52,500
                                                                  ---------         ---------

NET INCOME                                                        $ 186,700         $ 171,800
                                                                  =========         =========

Net income allocated to General Partners                          $   1,900         $   1,700
                                                                  =========         =========

Net income allocated to Limited Partners                          $ 184,800         $ 170,100
                                                                  =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                           $    4.63         $    4.26
                                                                  =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                   39,900            39,900
                                                                  =========         =========


The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS



                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                            -------------
                                                                      2001               2000
                                                                      ----               ----
                                                                            (UNAUDITED)
REVENUES                                                          $ 1,779,300         $ 1,881,800
                                                                  -----------         -----------

OPERATING EXPENSES:
   Service costs                                                      606,000             622,100
   General and administrative expenses                                281,900             294,900
   General partner management fees and reimbursed expenses            260,700             263,000
   Depreciation and amortization                                      248,200             278,300
                                                                  -----------         -----------

                                                                    1,396,800           1,458,300
                                                                  -----------         -----------

OPERATING INCOME                                                      382,500             423,500
                                                                  -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                                                     41,000              47,700
   Interest expense                                                   (10,400)             (6,500)
   Other expense                                                      (37,000)                 --
                                                                  -----------         -----------

                                                                       (6,400)             41,200
                                                                  -----------         -----------

INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                                   376,100             464,700

EQUITY IN NET INCOME OF JOINT VENTURE                                 152,300             164,000
                                                                  -----------         -----------

NET INCOME                                                        $   528,400         $   628,700
                                                                  ===========         ===========

Net income allocated to General Partners                          $     5,300         $     6,300
                                                                  ===========         ===========

Net income allocated to Limited Partners                          $   523,100         $   622,400
                                                                  ===========         ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                           $     13.11         $     15.60
                                                                  ===========         ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                     39,900              39,900
                                                                  ===========         ===========

The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                     -------------
                                                                                2001               2000
                                                                                ----               ----
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $   528,400         $   628,700
   Adjustments to reconcile net income to net cash
      from operating activities:
       Equity in net income of Joint Venture                                   (152,300)           (164,000)
       Depreciation and amortization                                            248,200             278,300
       Changes in:
         Accounts receivable, prepaid expenses and other assets                  26,500              17,400
         Accounts payable, accrued liabilities and due to affiliates            537,000             721,900
                                                                            -----------         -----------


             Net cash from operating activities                               1,187,800           1,482,300
                                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (95,600)           (144,700)
   Increase in intangible assets                                                 (1,000)               (500)
   Distributions from Joint Venture                                                  --              63,100
                                                                            -----------         -----------

             Net cash from investing activities                                 (96,600)            (82,100)
                                                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                   (376,300)           (375,900)
                                                                            -----------         -----------

             Net cash from financing activities                                (376,300)           (375,900)
                                                                            -----------         -----------

INCREASE IN CASH                                                                714,900           1,024,300

CASH AT BEGINNING OF PERIOD                                                   1,252,700           1,046,200
                                                                            -----------         -----------

CASH AT END OF PERIOD                                                       $ 1,967,600         $ 2,070,500
                                                                            ===========         ===========

The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)



1.  INTERIM FINANCIAL STATEMENTS

    The accompanying condensed interim financial statements for Enstar Income Program IV-3, L.P. (the "Partnership") as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results for the entire year.

2.  TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

    The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Partnership's management fee expense approximated $29,700 and $31,100 for the three months ended September 30, 2001 and 2000, respectively, and $89,000 and $94,100 for the nine months ended September 30, 2001 and 2000, respectively. The Manager has entered into an identical agreement with Enstar Cable of Macoupin County (the "Joint Venture"), a Georgia general partnership of which the Partnership is a co-general partner, except that that the Joint Venture pays the Manager only a 4% management fee. The Joint Venture's management fee expense approximated $18,700 and $19,900 for the three months ended September 30, 2001 and 2000, respectively, and $56,300 and $59,700 for the nine months ended September 30, 2001 and 2000, respectively. In addition, the Joint Venture is also required to distribute to ECC an amount equal to 1% of the Joint Venture's gross revenues. The Joint Venture's management fee expense to ECC approximated $4,700 and $5,000 during the three months ended September 30, 2001 and 2000, respectively, and $14,100 and $14,900 for the nine months ended September 30, 2001 and 2000, respectively. No management fee is payable to the Manager by the Partnership with respect to any amounts received by the Partnership from the Joint Venture. Management fees are non-interest bearing.

    The Management Agreement provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational cost associated with the services provided. The Partnership and the Joint Venture reimburse the affiliates for their allocable share of the affiliates' costs. The total amount charged to the Partnership for these costs approximated $60,700 and $63,800 for the three months ended September 30, 2001 and 2000, respectively and $171,700 and $168,900 for the nine months ended September 30, 2001 and 2000, respectively.

    Substantially all programming services are purchased through Charter. Charter charges the Partnership and the Joint Venture for these costs based on its actual costs. The Partnership and Joint Venture recorded programming fee expense of $231,000 and $242,800 for the three months ended September 30, 2001 and 2000, respectively, and $700,500 and $693,300 for the nine months ended September 30, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying condensed statement of operations.

In the normal course of business, the Joint Venture paid interest and principal to Enstar Finance Company, LLC, its primary lender and a subsidiary of ECC, when amounts were outstanding under its revolving loan facility and paid a commitment fee to Enstar Finance Company, LLC, on the unborrowed portion of its facility. The facility matured on August 31, 2001 and any amounts outstanding under the facility were paid in full.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


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

4.  EQUITY IN NET ASSETS OF ENSTAR CABLE OF MACOUPIN COUNTY (JOINT VENTURE)

    The Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) each own one-third of Enstar Cable of Macoupin County (the "Joint Venture"). Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of September 30, 2001 and December 31, 2000, and the results of its operations for the three and nine months ended September 30, 2001 and 2000 are included below. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results for the entire year.

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2001           2000 *
                                                   -------------    ------------
                                                    (UNAUDITED)
Current assets                                      $2,814,800      $2,350,900
Investment in cable television properties, net       1,739,200       1,587,800
Other assets                                                --             100
                                                    ----------      ----------

                                                    $4,554,000      $3,938,800
                                                    ==========      ==========

Current liabilities                                 $  300,900      $  142,600
Venturers' capital                                   4,253,100       3,796,200
                                                    ----------      ----------

                                                    $4,554,000      $3,938,800
                                                    ==========      ==========

* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                         -------------
                                                                     2001             2000
                                                                     ----             ----
                                                                          (UNAUDITED)
REVENUES                                                          $ 467,600         $ 497,100
                                                                  ---------         ---------

OPERATING EXPENSES:
   Service costs                                                    162,500           173,300
   General and administrative expenses                               69,800            42,900
   General partner management fees and reimbursed expenses           78,400            83,800
   Depreciation and amortization                                     54,500            60,100
                                                                  ---------         ---------

                                                                    365,200           360,100
                                                                  ---------         ---------

OPERATING INCOME                                                    102,400           137,000

OTHER INCOME (EXPENSE):
   Interest income                                                   19,100            21,600
   Interest expense                                                    (300)             (900)
   Other income                                                       3,000                --
                                                                  ---------         ---------

                                                                     21,800            20,700
                                                                  ---------         ---------

NET INCOME                                                        $ 124,200         $ 157,700
                                                                  =========         =========

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                            ------------
                                                                      2001               2000
                                                                      ----               ----
                                                                            (UNAUDITED)
REVENUES                                                          $ 1,408,500         $ 1,492,800
                                                                  -----------         -----------

OPERATING EXPENSES:
   Service costs                                                      466,600             507,500
   General and administrative expenses                                161,600             144,300
   General partner management fees and reimbursed expenses            220,400             241,200
   Depreciation and amortization                                      159,800             169,600
                                                                  -----------         -----------

                                                                    1,008,400           1,062,600
                                                                  -----------         -----------

OPERATING INCOME                                                      400,100             430,200

OTHER INCOME (EXPENSE):
   Interest income                                                     72,400              67,400
   Interest expense                                                      (300)             (5,400)
   Other expense                                                      (15,300)                 --
                                                                  -----------         -----------

                                                                       56,800              62,000
                                                                  -----------         -----------

NET INCOME                                                        $   456,900         $   492,200
                                                                  ===========         ===========

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)



5.  PROPOSED SALES TRANSACTIONS

    The Partnership, together with certain affiliates (collectively, the "Gans Selling Partnerships"), entered into two separate and comprehensive purchase and sales agreements, one dated as of June 21, 2000, as amended September 29, 2000 (the "Gans I Agreement") and the other dated as of August 8, 2000, as amended as of September 29, 2000 (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans I Agreement provided for Gans to acquire the assets comprising the Partnership's Fulton, Kentucky cable system, as well as certain assets of the other Gans Selling Partnerships. The Gans II Agreement provided for Gans to acquire the assets comprising the Partnership's Shelbyville, Illinois cable system, the Partnership's ratable portion of the cable system assets of the Joint Venture, and certain assets of the other Gans Selling Partnerships.

    Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Gans I and Gans II Agreements required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001 the parties agreed to terminate the Gans I and Gans II Agreements.

    The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into an asset purchase agreement (the "Illinois Agreement"), dated August 29, 2001, with certain indirect subsidiaries of Charter, a related party, to sell certain assets and liabilities of the Illinois cable systems of the Selling Partnerships. The Illinois Agreement was entered into as the result of an auction process with sealed bids, in which the bid from Charter for an aggregate purchase price of $63.0 million exceeded those of all other bidders. The net assets to be sold under the Illinois Agreement include the Partnership's cable systems in and around Fairfield and Shelbyville, Illinois and those of the Partnership's joint venture's cable systems in Auburn, Carlinville, and Girard, Illinois for a total purchase price of $17.0 million. Proceeds to the Partnership will be $10.8 million. Proceeds from the sale will be used for transaction costs, general working capital purposes, capital expenditures, and distributions to partners. Each sale transaction outlined in the Illinois Agreement is contingent upon the closing of each of the other Selling Partnerships' sales transactions. The sale is subject to approval by a majority of the holders of the Partnership's outstanding units, approval by the other Selling Partnerships of their respective sales transactions and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

6.  NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Partnership or Joint Venture.

    Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Partnership on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No.
142. Upon adoption, the Partnership will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. They will test these assets for impairment at least annually. Other than during any periods in which the Partnership may record a charge for impairment, the Partnership expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Partnership's

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


preliminary evaluation, the estimated amortization costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $3,200 and $35,700, respectively. The estimated amortization costs incurred by the Joint Venture during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $2,900 and $8,600, respectively.

    Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Partnership or Joint Venture.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Partnership on January 1, 2002. The Partnership and Joint Venture are currently in process of assessing the future impact of adoption of SFAS No. 144.

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

RESULTS OF OPERATIONS

    THE PARTNERSHIP

    Revenues decreased from $622,400 to $593,000, or 4.7%, and from $1,881,800 to $1,779,300, or 5.4%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to a decline in the number of basic and premium service customers. As of September 30, 2001 and 2000, the Partnership had approximately 5,000 and 5,300 basic service customers, respectively, and 1,300 and 2,100 premium service customers, respectively.

    Service costs decreased from $225,500 to $187,600, or 16.8%, and from $622,100 to $606,000, or 2.3%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decreases were primarily due to the decline in customers coupled with a decrease in the number of system employees, as compared to the corresponding period in 2000.

    Gross margin increased from $396,900 to $405,400, or 2.1%, and decreased from $1,259,700 to $1,173,300, or 6.9%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin increased from 63.8% to 68.4% and decreased from 66.9% to 65.9% for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. Gross margin and gross margin as a percentage of revenue increased during the three months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to a more significant decrease in service costs than in revenue due to the factors discussed above. Gross margin and gross margin as a percentage of revenue decreased during the nine months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to a decline in the number of customers as described above.

    General and administrative expenses decreased from $111,200 to $108,500, or 2.4%, and from $294,900 to $281,900, or 4.4%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to lower property and casualty insurance premiums, as compared to the corresponding periods in 2000.

    General partner management fees and reimbursed expenses decreased from $94,900 to $90,400, or 4.7%, and from $263,000 to $260,700, or 0.9%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were primarily due to a decrease in administrative activities provided by the corporate general partner on our behalf.

    Depreciation and amortization expense decreased from $87,800 to $70,900, or 19.2%, and from $278,300 to $248,200, or 10.8%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were primarily due to decreases in capital expenditures for cable system upgrades and certain fixed assets becoming fully depreciated during 2000 and the nine months ended September 30, 2001.

    Due to the factors described above, operating income increased from $103,000 to $135,600, or 31.7%, and decreased from $423,500 to $382,500, or 9.7%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Interest income, net of interest expense, decreased from $16,300 to $10,700, or 34.4%, and from $41,200 to $30,600, or 25.7%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were primarily due to lower average interest rates earned on invested funds during the first nine months of 2001 and the expiration of the loan on August 31, 2001.

    Other expense of $1,000 and $37,000 for the three and nine months ended September 30, 2001 represents expenses associated with the termination of the Agreements with Gans.

    The equity in net income of the Joint Venture decreased from $52,500 to $41,400, or 21.1%, and from $164,000 to $152,300, or 7.1%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to factors described in the Joint Venture section below.

    Due to the factors described above, net income increased from $171,800 to $186,700, or 8.7%, and decreased from $628,700 to $528,400, or 16.0%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $865,800 to $746,000, or 13.8%, for the nine months ended September 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 46.0% to 41.9% during the nine months ended September 30, 2001, as compared to the corresponding period in 2000.

    THE JOINT VENTURE

    The Joint Venture's revenues decreased from $497,100 to $467,600, or 5.9%, and from $1,492,800 to $1,408,500, or 5.6%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to a decline in the number of basic and premium service customers. As of September 30, 2001 and 2000, the Joint Venture had approximately 4,000 and 4,300 basic service customers, respectively, and 1,000 and 1,500 premium service customers, respectively.

    Service costs decreased from $173,300 to $162,500, or 6.2%, and from $507,500 to $466,600, or 8.1%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decreases were primarily due to the decline in customers coupled with a decrease in the number of system employees.

    Gross margin decreased from $323,800 to $305,100, or 5.8%, and from $985,300 to $941,900, or 4.4%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin increased from 65.1% to 65.2% and from 66.0% to 66.9% for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases in gross margin for the three and nine months ended September 30, 2001, were primarily due to the decline in number of customers described above. The increases in gross margin as a percentage of revenues for the three and nine months ended September 30, 2001, were primarily due to a more significant decrease in service costs than in revenue due to the factors described above.

    General and administrative expenses increased from $42,900 to $69,800, or 62.7%, and from $144,300 to $161,600, or 12.0%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increase for the three and nine months ended September 30, 2001 was due primarily to an increase in professional fees, as compared to the corresponding period in 2000.

    General partner management fees and reimbursed expenses decreased from $83,800 to $78,400, or 6.4%, and from $241,200 to $220,400, or 8.6%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decrease for the three and nine months ended September 30, 2001 was primarily due to a decrease in administrative activities provided by the corporate general partner on our behalf.

    Depreciation and amortization expense decreased from $60,100 to $54,500, or 9.3%, and from $169,600 to $159,800, or 5.8%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000, due to a decrease in capital expenditures for cable system upgrades and certain fixed assets becoming fully depreciated during 2000 and the first nine months of 2001.

    Due to the factors described above, operating income decreased from $137,000 to $102,400, or 25.2%, and from $430,200 to $400,100, or 7.0%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Interest income, net of interest expense, decreased from $20,700 to $18,800, or 9.2%, and increased from $62,000 to $72,100, or 16.3%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decrease was primarily due to lower average cash balances available for investment during the three months ended September 30, 2001 as compared to the corresponding period in 2000 coupled with the expiration of the loan on August 31, 2001, while the increase during the nine months ended September 30, 2001 as compared to the corresponding period in 2000 was primarily due to higher average cash balances available for investment.

    Other income of $3,000 and other expense of $15,300 during the three and nine months ended September 30, 2001, respectively, represents other income and costs associated with the termination of the Agreements with Gans.

    Due to the factors described above, the Joint Venture's net income decreased from $157,700 to $124,200, or 21.2%, and from $492,200 to $456,900, or 7.2%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Based on its experience in the cable television industry, the Joint Venture believes that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $599,800 to $544,600, or 9.2%, for the nine months ended September 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 40.2% to 38.7% during the nine months ended September 30, 2001, as compared to the corresponding period in 2000.

    The Joint Venture made no distributions to the Partnership for the three and nine months ended September 30, 2001. Distributions from the Partnership to the partners totaled $125,700 and $376,300 for the three and nine months ended September 30, 2001.

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

    Operating activities for the Partnership provided $1,187,800 and $1,482,300 cash during the nine months ended September 30, 2001 and 2000, respectively. Changes in liabilities owed to affiliates and third party creditors provided $537,000 and $721,900 in cash during the nine months ended September 30, 2001 and 2000, respectively, due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided $26,500 and $17,400 cash for the nine months ended September 30, 2001 and 2000, respectively, due to differences in the timing of receivable collections and the payment of prepaid expenses. Investing activities used $96,600 and $82,100 cash in the nine months ended September 30, 2001 and 2000, respectively. The change was primarily due to an increase in capital expenditures. The Partnership distributed $376,300 and $375,900 to our partners during the nine months ended September 30, 2001 and 2000, respectively.

INVESTING ACTIVITIES

    The Joint Venture relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Joint Venture is required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $1,000,000. The upgrade should be completed in December 2001. In addition, the Joint Venture plans to upgrade its cable plant in Girard, Illinois at an estimated cost of $1,000,000, provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years.

FINANCING ACTIVITIES

    The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation. The loan agreement provided for a revolving loan facility of $2,000,000 and matured on August 31, 2001. The loan facility was not extended or replaced. Cash generated by operations of the Joint Venture, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, our present cash reserves will be insufficient to fund our entire upgrade program. If our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements and complete our planned upgrade program. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete our cable systems upgrades. As a result, the value of our systems would be lower than that of systems rebuilt to a higher technical standard.

    We believe it is critical for the Partnership to conserve cash to fund its anticipated capital expenditures. Accordingly, the Partnership does not anticipate an increase in distributions to partners at this time.

PROPOSED SALES TRANSACTIONS

    The Partnership, together with certain affiliates (collectively, the "Gans Selling Partnerships"), entered into two separate and comprehensive purchase and sales agreements, one dated as of June 21, 2000, as amended September 29, 2000 (the "Gans I Agreement") and the other dated as of August 8, 2000, as amended September 29, 2000 (the "Gans II Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans I Agreement provided for Gans to acquire the assets comprising the Partnership's Fulton, Kentucky cable system, as well as certain assets of the other Gans Selling Partnerships. The Gans II Agreement provided for Gans to acquire the assets comprising the Partnership's Shelbyville, Illinois cable system, the Partnership's ratable portion of the Joint Venture, and certain assets of the other Gans Selling Partnerships.

    Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Gans I and Gans II Agreements required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001 the parties agreed to terminate the Gans I and Gans II Agreements.

    The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into an asset purchase agreement (the "Illinois Agreement"), dated August 29, 2001, with certain indirect subsidiaries of Charter, a related party, to sell certain assets and liabilities of the Illinois cable systems of the Selling Partnerships. The Illinois Agreement was entered into as the result of an auction process with sealed bids, in which the bid from Charter for an aggregate purchase price of $63.0 million exceeded those of all other bidders. The net assets to be sold under the Illinois Agreement include the Partnership's cable systems in and around Fairfield and Shelbyville, Illinois and those of the Partnership's joint venture's cable systems in Auburn, Carlinville, and Girard, Illinois for a total purchase price of $17.0 million. Proceeds to the Partnership will be $10.8 million. Proceeds from the sale will be used for transaction costs, general working capital purposes, capital expenditures, and distributions to partners. Each sale transaction outlined in the Illinois Agreement is contingent upon the closing of each of the other Selling Partnerships' sales transactions. The sale is subject to approval by a majority of the holders of the Partnership's outstanding units, approval by the other Selling Partnerships of their respective sales transactions and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

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

    Approximately 51% of the Partnership's and Joint Venture's customers are served by their systems in Shelbyville and Carlinville, Illinois and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's and Joint Venture's liquidity and cash flows. The Partnership and Joint Venture continue to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Partnership or Joint Venture.

    Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Partnership on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No.
142. Upon adoption, the Partnership will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. They will test these assets for impairment at least annually. Other than during any periods in which the Partnership may record a charge for impairment, the Partnership expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Partnership's preliminary evaluation, the estimated amortization costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $3,200 and $35,700, respectively. The estimated amortization costs incurred by the Joint Venture during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $2,900 and $8,600, respectively.

    Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Partnership or Joint Venture.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Partnership on January 1, 2002. The Partnership and Joint Venture are currently in process of assessing the future impact of adoption of SFAS No. 144.

OTHER EVENTS

    Effective October 30, 2001, Carl E. Vogel was appointed to replace Steven A. Schumm as the sole director of Enstar Communications Corporation, the Partnership's corporate general partner.

ECONOMIC SLOWDOWN; TERRORISM; AND ARMED CONFLICT

    Although we do not believe that the recent terrorist attacks and the subsequent armed conflict and related events have resulted in any material changes to the Partnership's business and operations for the period ended September 30, 2001, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and our ability to obtain financing at reasonable rates, if at all. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to the Partnership's physical facilities. Terrorism and the related events may have other adverse effects on the Partnership, in ways that cannot be presently predicted.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

         None.

    (B)  REPORTS ON FORM 8-K

         On September 13, 2001, the Registrant filed a current report on Form 8-K to announce its asset purchase agreement with certain indirect subsidiaries of Charter Communications, Inc.

         On October 9, 2001, the Registrant filed a current report on Form 8-K to announce the resignation of Jerry Kent, President and Chief Executive Officer of Charter Communications, Inc. Effective concurrently with Mr. Kent's resignation, Steven A. Schumm, Executive Vice President and Assistant to the President, will serve as the sole director of Enstar Communications Corporation, the Partnership's corporate general partner.

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

                                     By:   ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner

Date:  November 13, 2001             By:   /s/  Paul E. Martin
                                           -------------------
                                            Paul E. Martin, Vice President and
                                            Corporate Controller(Principal
                                            Financial Officer for Partnership
                                            Matters)