Form 10-Q
period 2002-03-31
ENSTAR INCOME PROGRAM IV-3 L P
filed 2002-05-15
CIK 783765

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


       For the transition period from ________________ to ________________


                        Commission File Number: 000-15686


                        ENSTAR INCOME PROGRAM IV-3, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Georgia                                        58-1648320
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)


        12405 Powerscourt Drive
          St. Louis, Missouri                               63131
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:   (314) 965-0555
                                                      --------------

--------------------------------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

================================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

________________________________________________________________________________


                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            CONDENSED BALANCE SHEETS

                                                      MARCH 31,     DECEMBER 31,
                                                         2002           2001*
                                                     -----------    -----------
                                                     (UNAUDITED)
                                     ASSETS

ASSETS:
   Cash                                              $ 2,810,100    $ 2,698,500
   Accounts receivable                                    90,900         99,100
   Prepaid expenses and other assets                      17,700         14,600
   Equity in net assets of joint venture                 900,000        859,900
   Property, plant and equipment, net of
      accumulated depreciation of $5,550,600
      and $5,472,100, respectively                     1,656,500      1,720,200
   Franchise cost, net of accumulated amortization
     of $2,553,500 and $2,552,200, respectively           21,300         22,600
                                                     -----------    -----------
        Total assets                                 $ 5,496,500    $ 5,414,900
                                                     ===========    ===========

                      LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable and accrued liabilities          $   210,400    $   261,700
   Due to affiliates                                   1,073,100        886,600
                                                     -----------    -----------
        Total liabilities                              1,283,500      1,148,300
                                                     -----------    -----------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                      (41,000)       (40,400)
   Limited Partners                                    4,254,000      4,307,000
                                                     -----------    -----------

        Total partnership capital                      4,213,000      4,266,600
                                                     -----------    -----------

        Total liabilities and partnership capital    $ 5,496,500    $ 5,414,900
                                                     ===========    ===========

* Agrees with the audited balance sheet included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                         2002            2001
                                                      ---------       ---------
                                                             (UNAUDITED)
REVENUES                                              $ 582,100       $ 599,200
                                                      ---------       ---------
OPERATING EXPENSES:
   Service costs                                        252,200         205,700
   General and administrative expenses                   71,300          85,000
   General partner management fees and
      reimbursed expenses                                92,700          83,300
   Depreciation and amortization                         79,800          88,100
                                                      ---------       ---------

                                                        496,000         462,100
                                                      ---------       ---------

OPERATING INCOME                                         86,100         137,100
                                                      ---------       ---------
OTHER INCOME (EXPENSE):
   Interest income                                       11,500          10,500
   Interest expense                                          --          (2,200)
   Other                                                (65,400)             --
                                                      ---------       ---------

                                                        (53,900)          8,300
                                                      ---------       ---------
INCOME BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURE                                      32,200         145,400

EQUITY IN NET INCOME OF JOINT VENTURE                    40,100          61,100
                                                      ---------       ---------

NET INCOME                                            $  72,300       $ 206,500
                                                      =========       =========

Net income allocated to General Partners              $     700       $   2,100
                                                      =========       =========

Net income allocated to Limited Partners              $  71,600       $ 204,400
                                                      =========       =========
NET INCOME PER UNIT OF LIMITED PARTNERSHIP
   INTEREST                                           $    1.79       $    5.12
                                                      =========       =========
AVERAGE LIMITED PARTNERSHIP UNITS
   OUTSTANDING DURING PERIOD                             39,900          39,900
                                                      =========       =========


           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ------------------------
                                                           2002          2001
                                                       ----------    ----------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $   72,300    $  206,500
   Adjustments to reconcile net income to net cash
      from operating activities:
      Equity in net income of joint venture               (40,100)      (61,100)
      Depreciation and amortization                        79,800        88,100
      Changes in:
         Accounts receivable, prepaid expenses and
             other assets                                   5,100        25,100
         Accounts payable, accrued liabilities and
             due to affiliates                            135,200        57,100
                                                       ----------    ----------

            Net cash from operating activities            252,300       315,700
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (14,800)      (14,900)
   Increase in intangible assets                               --          (400)
                                                       ----------    ----------

            Net cash from investing activities            (14,800)      (15,300)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                             (125,900)     (125,900)
                                                       ----------    ----------

            Net cash from financing activities           (125,900)     (125,900)
                                                       ----------    ----------

NET INCREASE IN CASH                                      111,600       174,500

CASH AT BEGINNING OF PERIOD                             2,698,500     1,252,700
                                                       ----------    ----------

CASH AT END OF PERIOD                                  $2,810,100    $1,427,200
                                                       ==========    ==========


           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for Enstar Income Program IV-3, L.P. (the Partnership) as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the entire year.


2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of Enstar Communications Corporation (the Corporate General Partner), for a monthly management fee of 5% of gross revenues, as defined, from the operations of the Partnership, excluding revenues from the sale of cable television systems or franchises. The Partnership's management fee expense approximated $29,100 and $30,000 for the three months ended March 31, 2002 and 2001, respectively. Enstar Cable has entered into an identical agreement with Enstar Cable of Macoupin County (the Joint Venture), a Georgia general partnership, of which the Partnership is a co-general partner, except that the Joint Venture pays Enstar Cable a 4% management fee. The Joint Venture's management fee expense to Enstar Cable approximated $19,000 for the three months ended March 31, 2002 and 2001. In addition, the Joint Venture is also required to pay the Corporate General Partner an amount equal to 1% of the Joint Venture's gross revenues. The Joint Venture's management fee expense to the Corporate General Partner approximated $4,700 for the three months ended March 31, 2002 and 2001. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Venture. Management fees are non-interest bearing.

     The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, Charter) provide other management and operational services for the Partnership and the Joint Venture as a result of agreements with Enstar Cable. These expenses are charged to the properties served based primarily on the Partnership's or Joint Venture's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these costs approximated $63,600 and $53,300 for the three months ended March 31, 2002 and 2001, respectively. The total amount charged to the Joint Venture for these costs approximated $49,100 and $45,000 for the three months ended March 31, 2002 and 2001, respectively.

     All programming services are purchased through Charter. Charter charges the Partnership and Joint Venture for these costs based on its costs. The Partnership and Joint Venture recorded programming fee expense of $244,700 and $240,800 for the three months ended March 31, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   EQUITY IN NET ASSETS OF ENSTAR CABLE OF MACOUPIN COUNTY (JOINT VENTURE)

     The Partnership and two affiliated partnerships, Enstar Income Program IV-1, L.P. (Enstar IV-1) and Enstar Income Program IV-2, L.P. (Enstar IV-2), each own one-third of the Joint Venture. Each venturer shares equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method. Summarized financial information for the Joint Venture as of March 31, 2002 and December 31, 2001, and the results of its operations for the three months ended March 31, 2002 and 2001 follow. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the entire year.

                                                      MARCH 31,     DECEMBER 31,
                                                         2002           2001*
                                                     -----------    ------------
                                                     (UNAUDITED)
                         ASSETS

Current assets                                        $  950,700     $  957,700
Investment in cable television properties, net         2,179,600      2,260,700
Other assets                                                 700            700
                                                      ----------     ----------
                                                      $3,131,000     $3,219,100
                                                      ==========     ==========

           LIABILITIES AND VENTURERS' CAPITAL

Current liabilities                                   $  431,000     $  639,400
Venturers' capital                                     2,700,000      2,579,700
                                                      ----------     ----------
                                                      $3,131,000     $3,219,100
                                                      ==========     ==========

* Agrees with the audited balance sheet included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
                                                                 (UNAUDITED)
REVENUES                                                     $474,000   $474,800
                                                             --------   --------
OPERATING EXPENSES:
   Service costs                                              157,900    152,000
   General and administrative expenses                         49,200     37,200
   General partner management fees and reimbursed expenses     72,800     68,700
   Depreciation and amortization                               75,800     52,800
                                                             --------   --------

                                                              355,700    310,700
                                                             --------   --------

OPERATING INCOME                                              118,300    164,100

OTHER INCOME:
   Interest income                                              2,000     19,300
                                                             --------   --------

NET INCOME                                                   $120,300   $183,400
                                                             ========   ========


5.   SALE OF ASSETS

     On August 29, 2001, the Partnership, together with its affiliates, Enstar IV-1 and Enstar IV-2, entered into an asset purchase agreement providing for the sale of all of the Partnership's Illinois cable television systems in and around Fairfield and Shelbyville, Illinois (the Shelbyville cable television systems) for a total sale price of approximately $7,636,800 and the sale of the Joint Venture for a total sale price of approximately $9,359,700, the Partnership's one-third share of which is approximately $3,119,900, to Charter Communications Entertainment I, LLC, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter (collectively, the Charter Sale). As a pre-condition to the sale, based on approval by the Limited Partners, the Partnership's partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. On April 10, 2002, the asset purchase agreement closed. Beginning April 10, 2002, the Partnership will present the Shelbyville cable television systems as discontinued operations and the Joint Venture on a liquidation basis. During the three months ended March 31, 2002, the Shelbyville cable television systems and the Joint Venture earned revenue of $384,700 and $474,000. The Shelbyville cable television systems and the Joint Venture had approximately 3,200 and 600, and 3,900 and 1,200 basic and premium customers, respectively. The Shelbyville cable television systems and the Joint Venture expect to recognize a gain from the sale of its cable television systems, although no assurance can be given regarding this matter.

     The Fulton, Kentucky headend is not included in the Charter Sale and will continue to be owned by the Partnership and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Fulton, Kentucky headend will ever be sold.


6.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership and Joint Venture beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements of the Partnership or Joint Venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to us. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as us. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2001, for additional information regarding such matters and the effect thereof on our business.

     We conduct our cable television business operations both (i) through the direct ownership and operation of certain cable television systems and (ii) through our participation as a partner with a one-third interest in Enstar Cable of Macoupin County (the Joint Venture). Our participation is equal to our affiliated partners, Enstar Income Program IV-1, L.P. (Enstar IV-1) and Enstar Income Program IV-2, L.P. (Enstar IV-2), with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering the financial condition and results of operations for us, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration, and with respect to results of operations, a separate discussion is provided for each entity.


RESULTS OF OPERATIONS

     THE PARTNERSHIP

     Revenues decreased $17,100 from $599,200 to $582,100, or 2.9%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was due to a decline in the number of basic and premium service customers. As of March 31, 2002 and 2001, we had approximately 4,900 and 5,100 basic service customers, respectively, and 900 and 1,700 premium service customers, respectively.

    Service costs increased $46,500 from $205,700 to $252,200, or 22.6%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increase was primarily due to an increase in the number of employees compared to the corresponding period in 2001.

     General and administrative expenses decreased $13,700 from $85,000 to $71,300, or 16.1%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was due to lower property and casualty insurance premiums in 2002.

     General partner management fees and reimbursed expenses increased $9,400 from $83,300 to $92,700, or 11.3%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The increase was primarily due to an increase in administrative activities provided by Enstar Communications Corporation (the Corporate General Partner) on our behalf.

     Depreciation and amortization expense decreased $8,300 from $88,100 to $79,800, or 9.4%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was primarily due to decreases in capital expenditures for cable system upgrades and certain fixed assets becoming fully depreciated during the last three quarters of 2001 and the three months ended March 31, 2002.

     Due to the factors described above, operating income decreased $51,000 from $137,100 to $86,100, or 37.2%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Interest income increased $1,000 from $10,500 to $11,500, or 9.5%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The increase was primarily due to an increase in average cash balances available for investment.

     Interest expense decreased from $2,200 to $0, or 100.0%, for the three months ended March 31, 2002 compared to the corresponding period in 2001, primarily due to the expiration of the loan facility on August 31, 2001.

     Other expense of $65,400 for the three months ended March 31, 2002 represents expenses associated with the sale of the Illinois cable television systems.

     The equity in net income of the joint venture decreased $21,000 from $61,100 to $40,100, or 34.4%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was due to factors described in the Joint Venture section below.

     Due to the factors described above, net income decreased $134,200 from $206,500 to $72,300, or 65.0%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased $145,700 from $286,300 to $140,600, or 50.9%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. EBITDA as a percentage of revenues decreased 23.6% from 47.8% to 24.2% during the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Operating activities provided $252,300 and $315,700 during the three months ended March 31, 2002 and 2001, respectively. Changes in liabilities owed to affiliates and third party creditors provided $135,200 and $57,100 during the three months ended March 31, 2002 and 2001, respectively, due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided $5,100 and $25,100 for the three months ended March 31, 2002 and 2001, respectively, due to differences in the timing of receivable collections and the payment of prepaid expenses.

     Investing activities used $14,800 and $15,300 in the three months ended March 31, 2002 and 2001, respectively. The change was primarily due to a decrease in payment for intangible assets.

     We distributed $125,900 to our partners during each of the three months ended March 31, 2002 and 2001.


     THE JOINT VENTURE

     The Joint Venture's revenues decreased $800 from $474,800 to $474,000 or less than 1%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. As of March 31, 2002 and 2001, the Joint Venture had approximately 3,900 and 4,100 basic service customers, respectively, and 1,200 and 1,000 premium service customers, respectively.

     Service costs increased $5,900 from $152,000 to $157,900, or 3.9%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increase was primarily due to an increase in programming rates.

     General and administrative expenses increased $12,000 from $37,200 to $49,200, or 32.3%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The increase was due primarily to an increase in bad debt expense during 2002.

     General partner management fees and reimbursed expenses increased $4,100 from $68,700 to $72,800, or 6.0%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The increase was primarily due to an increase in administrative activities provided by the Corporate General Partner on our behalf.

     Depreciation and amortization expense increased $23,000 from $52,800 to $75,800, or 43.6%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The increase was primarily due to an increase in capital expenditures during the last three quarters of 2001 and the three months ended March 31, 2002.

     Due to the factors described above, operating income decreased $45,800 from $164,100 to $118,300, or 27.9%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Interest income decreased $17,300 from $19,300 to $2,000, or 89.6%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was primarily due to lower average cash balances available for investment during the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Due to the factors described above, the Joint Venture's net income decreased $63,100 from $183,400 to $120,300, or 34.4%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Based on its experience in the cable television industry, the Joint Venture believes that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased $22,800 from $216,900 to $194,100, or 10.5%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. EBITDA as a percentage of revenues decreased 4.8% from 45.7% to 40.9% during the three months ended March 31, 2002 compared to the corresponding period in 2001.


LIQUIDITY AND CAPITAL RESOURCES

     Our primary objective, having invested net offering proceeds in cable systems and the Joint Venture, is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of its cable systems.

     We believe that cash generated by our operations, including operations of the Joint Venture, will be adequate to fund capital expenditures and other liquidity requirements in 2002 and beyond. At this time, the Joint Venture and us do not anticipate making significant additional upgrades to cable plant or headend electronics because of the contemplated sale of assets. See "Results of Operations" for discussion regarding cash from operating, investing and financing activities.


INVESTING ACTIVITIES

     Significant capital would be required for a comprehensive plant and headend upgrade particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet service and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. The Joint Venture's and our capital expenditures for recent upgrades have been made with available funds, and have enhanced the economic value of the Joint Venture's and our systems.

     The estimated cost of upgrading our system to two-way capability in order to be able to offer high-speed Internet service from the Fulton, Kentucky headend, as well as to increase channel capacity and allow additional video services, would be approximately $1.5 million (for an upgrade to 550 megahertz
(MHz) capacity) to $1.8 million (for an upgrade to 870

MHz capacity).


FINANCING ACTIVITIES

     We were party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation. The loan agreement provided for a revolving loan facility of $2,000,000 and matured on August 31, 2001. The loan facility was not extended or replaced. Cash generated by operations of us the Joint Venture, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, our present cash reserves will be insufficient to fund our entire upgrade program. If our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements and complete our planned upgrade program. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete our cable systems upgrades. As a result, the value of our systems would be lower than that of systems rebuilt to a higher technical standard.


SALE OF ASSETS

     On August 29, 2001, we, together with our affiliates, Enstar IV-1 and IV-2, entered into an asset purchase agreement providing for the sale of all of our Illinois cable television systems in and around Fairfield and Shelbyville, Illinois (the Shelbyville cable television systems) for a total sale price of approximately $7,636,800 and the sale of the Joint Venture for a total sale price of approximately $9,359,700, our one-third share of which is approximately $3,119,900, to Charter Communications Entertainment I, LLC, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications Holdings Company, LLC (collectively, the Charter Sale). As a pre-condition to the sale, based on approval by the Limited Partners, the partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. On April 10, 2002, the asset purchase agreement closed.

     The Fulton, Kentucky headend is not included in the Charter Sale and will continue to be owned by us and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Fulton, Kentucky headend will ever be sold.

     After setting aside a $1,400,000 reserve to fund the Fulton headend's working capital needs, and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner will make one or more distributions of our allocable share of the remaining net sale proceeds, in accordance with our partnership agreement. We intend to make an initial distribution of approximately $272 per Limited Partnership unit on or about May 15, 2002, with a second distribution of approximately $220 per Limited Partnership unit on or about September 30, 2002.


CERTAIN TRENDS AND UNCERTAINTIES

     Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Joint Venture and us.

     Approximately 100% of our customers are served by our system in Fulton, Kentucky, and neighboring communities. Significant damage to this system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

     Although we do not believe that the terrorist attacks on September 11, 2001 and the related events have resulted in any material changes to our business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events could result in reduced spending by customers and advertisers, which could reduce the Joint Venture's and our revenues and operating cash flow, as well as the collectibility of accounts receivable.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by us and Joint Venture beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements.


INFLATION

     Certain of our expenses, including those of the Joint Ventures, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Joint Venture and us do not believe that financial results have been, or will be, adversely affected by inflation in a material manner, provided that the Joint Venture and us are able to increase service prices periodically, of which there can be no assurance.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          2.1 Letter of Amendment, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County. (Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K, File No. 000-15705 dated April 19, 2002.)

          3.1 Amendment dated April 10, 2002, to the Second Amended and Restated Agreement of Limited Partnership of Enstar Income Program IV-3, L.P., as of August 1, 1988. (Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K, File No. 000-15686 dated April 19, 2002.)

     (B)  REPORTS ON FORM 8-K

          On April 22, 2002, the registrant filed a current report on Form 8-K to announce the closing of its asset purchase agreement with certain indirect subsidiaries of Charter Communications, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ENSTAR INCOME PROGRAM IV-3, L.P.


                                        By: ENSTAR COMMUNICATIONS CORPORATION
                                            ------------------------------------
                                            Corporate General Partner

Date: May 15, 2002                      By: /s/ Paul E. Martin
                                            ------------------------------------
                                            Paul E. Martin
                                            Senior Vice President,
                                            Corporate Controller
                                            (Principal Accounting Officer)