Form 10-Q
period 2002-06-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 2002-08-14
CIK 783765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number:    000-15686

ENSTAR INCOME PROGRAM IV-3, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-1648320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
(Address of principal executive offices including zip code)

(314) 965-0555
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM IV-3, L.P.
Quarterly Report on Form 10-Q for the Period ended June 30, 2002
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM IV-3, L.P.
CONDENSED BALANCE SHEETS

                                                                               June 30,     December 31,
                                                                                 2002         2001
                                                                             ------------  ------------
                                                                             (unaudited)
                              ASSETS
ASSETS:
   Cash.................................................................... $  3,255,800  $  2,698,500
   Accounts receivable.....................................................       18,600        20,800
   Prepaid expenses and other assets.......................................        8,300         9,100
   Equity in net assets of joint venture...................................    1,874,800       859,900
   Property, plant and equipment, net of accumulated depreciation
     of $2,151,300 and $2,096,700, respectively............................      401,100       446,700
   Franchise cost, net of accumulated amortization
     of $1,477,000 and $1,476,700, respectively............................        3,000         3,300
   Assets related to discontinued operations...............................           --     1,376,600
                                                                             ------------  ------------
         Total assets...................................................... $  5,561,600  $  5,414,900
                                                                             ============  ============

                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable and accrued liabilities................................ $    196,900  $    261,700
   Due to affiliates.......................................................    1,700,400       886,600
                                                                             ------------  ------------
          Total liabilities................................................    1,897,300     1,148,300
                                                                             ------------  ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners........................................................       (7,700)      (40,400)
   Limited Partners........................................................    3,672,000     4,307,000
                                                                             ------------  ------------
          Total partnership capital........................................    3,664,300     4,266,600
                                                                             ------------  ------------
          Total liabilities and partnership capital........................ $  5,561,600  $  5,414,900
                                                                             ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.
CONDENSED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
                                                               --------------------------  --------------------------
                                                                   2002          2001          2002          2001
                                                               ------------  ------------  ------------  ------------
                                                                      (unaudited)                 (unaudited)

REVENUES..................................................... $    197,900  $    204,500  $    395,300  $    412,200
                                                               ------------  ------------  ------------  ------------
OPERATING EXPENSES:
   Service costs.............................................       73,800        67,300       154,200       144,100
   General and administrative expenses.......................       49,000        25,400        72,700        55,600
   General partner management fees and reimbursed expenses...       32,200        26,200        63,600        51,500
   Depreciation and amortization ............................       27,300        36,000        55,200        70,500
                                                               ------------  ------------  ------------  ------------
                                                                   182,300       154,900       345,700       321,700
                                                               ------------  ------------  ------------  ------------
OPERATING INCOME.............................................       15,600        49,600        49,600        90,500
                                                               ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE):
   Interest income...........................................       21,500        17,900        33,000        28,400
   Interest expense..........................................           --        (6,400)           --        (6,500)
   Other expense.............................................           --       (11,700)           --       (11,700)
                                                               ------------  ------------  ------------  ------------
                                                                    21,500          (200)       33,000        10,200
                                                               ------------  ------------  ------------  ------------
INCOME BEFORE EQUITY IN NET INCOME OF JOINT VENTURE..........       37,100        49,400        82,600       100,700

EQUITY IN NET INCOME OF JOINT VENTURE........................    2,304,800        49,800     2,345,100       110,900
                                                               ------------  ------------  ------------  ------------
INCOME FROM CONTINUING OPERATIONS............................    2,341,900        99,200     2,427,700       211,600
                                                               ------------  ------------  ------------  ------------
INCOME FROM DISCONTINUED OPERATIONS:
   Income from discontinued operations.......................       57,500        36,000        44,000       130,100
   Gain on sale of cable systems.............................    5,885,600            --     5,885,600            --
                                                               ------------  ------------  ------------  ------------
INCOME FROM DISCONTINUED OPERATIONS..........................    5,943,100        36,000     5,929,600       130,100

NET INCOME................................................... $  8,285,000  $    135,200  $  8,357,300  $    341,700
                                                               ============  ============  ============  ============
Net income allocated to General Partners..................... $    121,600  $      1,400  $    122,300  $      3,500
                                                               ============  ============  ============  ============
Net income allocated to Limited Partners..................... $  8,163,400  $    133,800  $  8,235,000  $    338,200
                                                               ============  ============  ============  ============
NET INCOME FROM CONTINUING OPERATIONS PER UNIT OF LIMITED
PARTNERSHIP INTEREST......................................... $      57.84  $       2.46  $      59.95  $       5.25
                                                               ============  ============  ============  ============
NET INCOME FROM DISCONTINUED OPERATIONS PER UNIT OF LIMITED
PARTNERSHIP INTEREST......................................... $     146.76  $       0.90  $     146.44  $       3.23
                                                               ============  ============  ============  ============
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST.......... $     204.60  $       3.36  $     206.39  $       8.48
                                                               ============  ============  ============  ============
AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING PERIOD..       39,900        39,900        39,900        39,900
                                                               ============  ============  ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                         ------------------------
                                                                                            2002         2001
                                                                                         -----------  -----------
                                                                                                (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................................................... $ 8,357,300  $   341,700
   Adjustments to reconcile net income to net cash flows from operating activities:
      Equity in net income of joint venture............................................  (2,345,100)    (110,900)
      Depreciation and amortization....................................................     112,400      177,300
      Gain on sale of cable systems....................................................  (5,885,600)          --
      Changes in:
      Accounts receivable, prepaid expenses and other assets...........................      87,000       37,300
      Accounts payable, accrued liabilities and due to affiliates......................     543,600      221,100
                                                                                         -----------  -----------
          Net cash flows from operating activities.....................................     869,600      666,500
                                                                                         -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures................................................................     (22,800)     (56,100)
   Distributions from Joint Venture....................................................   1,330,000           --
   Proceeds from sale of cable systems.................................................   7,340,100           --
   Other investing activities............................................................        --       (1,100)
                                                                                         -----------  -----------
          Net cash flows from investing activities.....................................   8,647,300      (57,200)
                                                                                         -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners...........................................................  (8,959,600)    (250,600)
                                                                                         -----------  -----------
          Net cash flows from financing activities.....................................  (8,959,600)    (250,600)
                                                                                         -----------  -----------
NET INCREASE IN CASH ..................................................................     557,300      358,700

CASH, beginning of period..............................................................   2,698,500    1,252,700
                                                                                         -----------  -----------
CASH, end of period.................................................................... $ 3,255,800  $ 1,611,400
                                                                                         ===========  ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program IV-3, L.P. (the Partnership) as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include useful lives of property, plant and equipment, valuation of long-lived assets and allocated operating cost. These estimates include useful lives of property, plant and equipment, valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

2. DISCONTINUED OPERATIONS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of its Illinois cable television systems in and around Fairfield and Shelbyville, Illinois to Charter Communications Entertainment I, LLC, (CCE-I) an affiliate of Enstar Communications Corporation (ECC), the Corporate General Partner and a direct subsidiary of Charter Communications Holding Company, LLC (Charter), for a total sale price of approximately $7,340,100, net of transaction costs, as part of the Charter Sale. As a pre-condition to the sale, based on approval by the Limited Partners, the Partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner.

The Fulton, Kentucky headend, which served 1,700 basic service customers as of June 30, 2002, was not included in the Charter Sale and will continue to be owned by the Partnership and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Fulton, Kentucky headend will ever be sold.

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by the Partnership on January 1, 2002, the cable television systems sold in the Charter Sale have been reclassified and presented as discontinued operations. The operating results of such cable systems sold are presented in the accompanying condensed statements of operations as income (loss) from discontinued operations. For the period from January 1, 2002 to April 10, 2002 and the six months ended June 30, 2001, revenues of the sold cable systems were $428,700 and $774,100, respectively, and income from discontinued operations, excluding the gain on sale of cable systems, totaled $44,000 and $130,100, respectively. For the three months ended June 30, 2001, revenue and income from discontinued operations approximated $382,600 and $36,000, respectively. Net book value of investment in the Shelbyville cable television systems sold approximated $1,454,500 at April 10, 2002. The Partnership recorded a gain of $5,885,600 in the second quarter of 2002.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of ECC, for a monthly management fee of 5% of gross revenues, as defined, from the operations of the Partnership, excluding revenues from the sale of cable television systems or franchises. The Partnership's management fee expense approximated $12,100 and $29,400 ($9,900 and $10,200 related to continuing operations) for the three months ended June 30, 2002 and 2001, respectively, and $41,200 and $59,300 ($19,800 and $20,600 related to continuing operations) for the six months ended June 30, 2002 and 2001, respectively. Enstar Cable has entered into an identical agreement with Enstar Cable of Macoupin County (the Joint Venture), a Georgia general partnership, of which the Partnership is a joint venturer and co-general partner, except that the Joint Venture pays Enstar Cable a 4% management fee. The Joint Venture's management fee expense to Enstar Cable approximated $2,100 and $18,600 for the period from April 1, 2002 to April 10, 2002 and for the three months ended June 30, 2001, respectively, and $21,000 and $37,600 for the period from January 1, 2002 to April 10, 2002 and for the six months ended June 30, 2001, respectively. In addition, the Joint Venture is also required to pay the Corporate General Partner an amount equal to 1% of the Joint Venture's gross revenues. The Joint Venture's management fee expense to the Corporate General Partner approximated $500 and $4,700 for the period from April 1, 2002 to April 10, 2002 and for the three months ended June 30, 2001, respectively, and $5,300 and $9,400 for the period from January 1, 2002 to April 10, 2002 and for the six months ended June 30, 2001, respectively. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Venture.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Partnership and the Joint Venture as a result of agreements with Enstar Cable. These expenses are charged to the properties served based primarily on the Partnership's or Joint Venture's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $33,300 and $57,600 ($22,300 and $16,000 related to continuing operations) for the three months ended June 30, 2002 and 2001, respectively, and $97,000 and $111,000 ($43,800 and $30,900 related to continuing operations) for the six months ended June 30, 2002 and 2001, respectively.

All programming services are purchased through Charter. Charter charges the Partnership and Joint Venture for these costs based on an allocation of its costs. The Partnership recorded programming fee expense of $55,900 and $228,700 ($45,600 and $47,000 related to continuing operations) for the three months ended June 30, 2002 and 2001, respectively, and $193,600 and $469,500 ($91,400 and $95,000 related to continuing operations) for the six months ended June 30, 2002 and 2001, respectively.

All amounts owed to the General Partner and affiliates are non-interest bearing.

4. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income, excluding gain on sale of cable systems, has been allocated 99% to the Limited Partners and 1% to the General Partners. Gain on sale of cable systems has been allocated in accordance with the partnership agreement, first to the Limited Partners and then to General Partners to eliminate any negative equity balance on the date of sale, and then in the amount of 99% to the Limited Partners and 1% to the General Partners. Gains and losses will be allocated in this manner. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

Distributions have been allocated in accordance with the partnership agreement, 99% to the Limited Partners and 1% to the General Partners. Distributions will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 80% to the Limited Partners and 20% to the General Partners.

5. EQUITY IN NET ASSETS OF ENSTAR CABLE OF MACOUPIN COUNTY (JOINT VENTURE)

The Partnership and two affiliated partnerships, Enstar Income Program IV-1, L.P. (Enstar IV-1) and Enstar Income Program IV-2, L.P. (Enstar IV-2), each own one-third of the Joint Venture. Each of the co-partners share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale, together with its affiliates, Enstar IV-1 and Enstar IV-2, of the Joint Venture's systems CCE-I, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600. As a pre-condition to the sale, based on approval by the Limited Partners, the Partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner.

As a result of this transaction, the Joint Venture changed its basis of accounting to the liquidation basis on April 11, 2002. Accordingly, the assets in the Joint Venture's statement of net assets in liquidation as of June 30, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting.

The Corporate General Partner's intention is to settle the outstanding obligations of the Joint Venture and terminate the Joint Venture as expeditiously as possible. Final dissolution of the Joint Venture and related cash distributions to the venturers will occur upon obtaining final resolution of all liquidation issues.

Summarized financial information for the Joint Venture as of June 30, 2002 and for the period from April 11, 2002 to June 30, 2002 are presented in the following statement of net assets in liquidation and statement of changes in net assets in liquidation. Summarized results of operations is also presented for the period from April 1, 2002 to April 10, 2002 and the three months ended June 30, 2001, as well as the period from January 1, 2002 to April 10, 2002 and the six months ended June 30, 2001.

ENSTAR CABLE OF MACOUPIN COUNTY
STATEMENT OF NET ASSETS IN LIQUIDATION
AS OF JUNE 30, 2002
(Unaudited)

ASSETS, at estimated realizable values:
  Current assets............................................ $  6,336,700
                                                              ------------
TOTAL ASSETS................................................    6,336,700
                                                              ------------
LIABILITIES, at estimated settlement amounts:
  Current liabilities.......................................      712,400
                                                              ------------
TOTAL LIABILITIES...........................................      712,400
                                                              ------------
NET ASSETS IN LIQUIDATION................................... $  5,624,300
                                                              ============

ENSTAR CABLE OF MACOUPIN COUNTY
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
FOR THE PERIOD FROM APRIL 11, 2002 TO JUNE 30, 2002
(Unaudited)

 Additions:
  Interest income........................................... $     24,400
                                                              ------------
                                                                   24,400
                                                              ------------
 Deductions:
  Distribution to Joint Venturers...........................    3,990,000
                                                              ------------
                                                                3,990,000
                                                              ------------
      Net change in net assets in liquidation...............   (3,965,600)

NET ASSETS IN LIQUIDATION, beginning of period..............    9,589,900
                                                              ------------
NET ASSETS IN LIQUIDATION, end of period.................... $  5,624,300
                                                              ============

ENSTAR CABLE OF MACOUPIN COUNTY
CONDENSED STATEMENTS OF OPERATIONS

                                                         Period from                          Period from
                                                        April 1, 2002                       January 1, 2002
                                                              to         Three Months Ended        to         Six Months Ended
                                                        April 10, 2002     June 30, 2001     April 10, 2002    June 30, 2001
                                                       ----------------  -----------------  ----------------  ----------------
                                                         (unaudited)                          (unaudited)

REVENUES..............................................$         52,000  $         466,100  $        526,000  $        940,900

GAIN ON SALE OF CABLE SYSTEMS........................        6,918,500                 --         6,918,500                --

OPERATING EXPENSES:
   Service costs.....................................           14,400            152,100           172,300           304,100
   General and administrative expenses...............           38,200             54,600            87,400            91,800
   General partner management fees and reimbursed exp           17,400             73,300            90,200           142,000
   Depreciation and amortization.....................           10,800             52,500            86,600           105,300
                                                       ----------------  -----------------  ----------------  ----------------
                                                                80,800            332,500           436,500           643,200
                                                       ----------------  -----------------  ----------------  ----------------
OPERATING INCOME (LOSS)..............................        6,889,700            133,600         7,008,000           297,700
                                                       ----------------  -----------------  ----------------  ----------------
OTHER INCOME (EXPENSE):
   Interest income...................................              200             34,000             2,200            53,300
   Other expense.....................................               --            (18,300)               --           (18,300)
                                                       ----------------  -----------------  ----------------  ----------------
                                                                   200             15,700             2,200            35,000
                                                       ----------------  -----------------  ----------------  ----------------
NET INCOME........................................... $      6,889,900  $         149,300  $      7,010,200  $        332,700
                                                       ================  =================  ================  ================

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Partnership will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the Partnership's or Joint Venture's financial statements.

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

RESULTS OF OPERATIONS

THE PARTNERSHIP

On April 10, 2002, we completed the sale of our Illinois cable television systems in and around Fairfield and Shelbyville, Illinois. The following discussion of our results of operations excludes discontinued operations for the six months ended June 30, 2002 and 2001.

Revenues decreased $6,600 from $204,500 to $197,900, or 3.2%, and $16,900 from $412,200 to $395,300, or 4.1%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to a decline in the number of basic and premium service customers. As of June 30, 2002 and 2001, we had approximately 1,700 and 1,800 basic service customers, respectively, and 300 and 800 premium service customers, respectively.

Service costs increased $6,500 from $67,300 to $73,800, or 9.7%, and $10,100 from $144,100 to $154,200, or 7.0%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increase was primarily due to an increase in personnel costs.

General and administrative expenses increased $23,600 from $25,400 to $49,000, or 92.9%, and $17,100 from $55,600 to $72,700, or 30.8%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The increase was primarily due to an increase in personal property taxes and professional fees.

General partner management fees and reimbursed expenses increased $6,000 from $26,200 to $32,200, or 22.9%, and $12,100 from $51,500 to $63,600, or 23.5%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The increase was primarily due to an increase in administrative activities provided by Enstar Communications Corporation (the Corporate General Partner) on our behalf.

Depreciation and amortization expense decreased $8,700 from $36,000 to $27,300, or 24.2%, and $15,300 from $70,500 to $55,200, or 21.7%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to decreases in capital expenditures for cable system upgrades and certain fixed assets becoming fully depreciated during the last half of 2001 and the first half of 2002.

Due to the factors described above, operating income decreased $34,000 from $49,600 to $15,600, or 68.5%, and $40,900 from $90,500 to $49,600, or 45.2%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

Interest income increased $3,600 from $17,900 to $21,500, or 20.1%, and $4,600 from $28,400 to $33,000, or 16.2%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The increase was primarily due to higher average cash balances available for investment during the six months ended June 30, 2002 compared to the corresponding periods in 2001.

Other expense of $0 and $11,700 for the three months ended June 30, 2002 and 2001, respectively, and for the six months ended June 30, 2002 and 2001, respectively, represents costs associated with a previously unexecuted sales proposal.

Due to the factors described above, our income before equity in net income of the joint venture decreased $12,300 from $49,400 to $37,100, or 24.9%, and $18,100 from $100,700 to $82,600, or 18.0%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

The equity in net income of the joint venture increased $2,255,000 from $49,800 to $2,304,800 and $2,234,200 from $110,900 to $2,345,100 for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001 as a result of the sale of the Joint Venture's cable systems as discussed below.

Due to the factors described above, our income from continuing operations increased $2,242,700 from $99,200 to $2,341,900 and $2,216,100 from $211,600 to $2,427,700 for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

Our income from discontinued operations increased $21,500 from $36,000 to $57,500, or 59.7%, and $86,100 from income of $130,100 to $44,000, or 66.2%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. Gain on sale of cable systems totaled $5,885,600 for the three and six months ended June 30, 2002. Gain on sale of cable systems represents the difference between the sale proceeds and the net book value of investment in the sold cable systems.

Due to the factors described above, net income increased $8,149,800 from $135,200 to $8,285,000, and $8,015,600 from $341,700 to $8,357,300 for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

THE JOINT VENTURE

The Joint Venture had no results of operations for the period subsequent to April 10, 2002 as a result of the sale of its cable systems as discussed in Note 4 to the condensed financial statements. Accordingly, no discussion of operating results for the period from April 1, 2002 to April 10, 2002 and the three months ended June 30, 2001, as well as the period from January 1, 2002 to April 10, 2002 and the six months ended June 30, 2001, has been provided as such analysis is not meaningful.

Net assets in liquidation at June 30, 2002 were $5,624,300, consisting of cash of $6,336,700, offset by current liabilities of $712,400. The net change in net assets in liquidation during the period from April 11, 2002 to June 30, 2002 was a decrease of $3,965,600, which was primarily due to distributions to the joint venturers partially offset by interest income.

Final dissolution of the Joint Venture and related cash distributions to the venturers will occur upon obtaining final resolution of all liquidation issues.

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

We believe that cash generated by our continuing operations will be adequate to fund any required capital expenditures and other liquidity requirements in 2002 and beyond. At this time, we do not anticipate making significant additional upgrades to the Fulton, Kentucky cable plant or headend electronics.

Operating activities provided cash of $869,600 and $666,500 during the six months ended June 30, 2002 and 2001, respectively. Changes in liabilities owed to affiliates and third party creditors provided cash of $543,600 and $221,100 during the six months ended June 30, 2002 and 2001, respectively, due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided cash of $87,000 and $37,300 for the six months ended June 30, 2002 and 2001, respectively, due to differences in the timing of receivable collections and the payment of prepaid expenses.

Investing activities provided cash of $8,647,300 and used cash of $57,200 in the six months ended June 30, 2002 and 2001, respectively. The change was primarily due to proceeds received from the sale of cable systems.

We distributed cash of $8,959,600 and $250,600 to our partners during each of the six months ended June 30, 2002 and 2001, respectively.

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

FINANCING ACTIVITIES

We were party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation. The loan agreement provided for a revolving loan facility of $2,000,000 and matured on August 31, 2001. The loan facility was not extended or replaced. Cash generated by our operations together with available cash balances will be used to fund any capital expenditures as required by franchise authorities. However, our present cash reserves will be insufficient to fund a comprehensive upgrade program. If our system is sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete any cable systems upgrades as required by franchise authorities. As a result, the value of our systems would be lower than that of systems rebuilt to a higher technical standard.

DISCONTINUED OPERATIONS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all its Illinois cable television systems in and around Fairfield and Shelbyville, Illinois for a total sale price of approximately $7,340,100 and, together with its affiliates, Enstar IV-1 and Enstar IV-2, completed the sale of Enstar Cable of Macoupin County for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600, to Charter Communications Entertainment I, LLC, an affiliate of Enstar Communications Corporation, the Corporate General Partner and a direct subsidiary of Charter Communications Holding Company, LLC (collectively, the "Charter Sale"). As a pre-condition to the sale, based on approval by the Limited Partners, our partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. The cable systems sold in the Mt. Carmel sale were presented as discontinued operations and the cable systems sold in the Charter Sale were presented in the Joint Venture's financial statements on a liquidation basis. There were no significant adjustments recorded upon changing to liquidation basis accounting.

The Fulton, Kentucky headend, which served 1,700 basic service customers as of June 30, 2002, was not included in the Charter Sale and will continue to be owned by the Partnership and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Fulton, Kentucky headend will ever be sold.

After setting aside $1,400,000 to fund the Fulton headend's working capital needs for the foreseeable future, and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner will make one or more distributions from the Joint Venture to the Partnership of their allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. We made an initial distribution on or about May 15, 2002, with a second distribution scheduled to be made on or about September 30, 2002 from the Charter Sale.

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by the Partnership on January 1, 2002, the cable television systems sold in the Charter Sale have been reclassified and presented as discontinued operations. The operating results of such cable systems sold are presented in the accompanying condensed statements of operations as income (loss) from discontinued operations. For the period from January 1, 2002 to April 10, 2002 and the six months ended June 30, 2001, revenues of the sold cable systems were $428,700 and $774,100, respectively, and income from discontinued operations, excluding the gain on sale of cable systems, totaled $44,000 and $130,100, respectively. For the three months ended June 30, 2001, revenue and income from discontinued operations approximated $382,600 and $36,000, respectively. Net book value of investment in the Shelbyville cable television systems sold approximated $1,454,500 at April 10, 2002. The Partnership recorded a gain of $5,885,600 in the second quarter of 2002.

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

All of our customers are served by our system in Fulton, Kentucky, and neighboring communities. Significant damage to this system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

Charter and our Corporate General Partner have had communications and correspondence with representatives of certain limited partners, and others, concerning certain Enstar partnerships of which our Corporate General Partner is also the Corporate General Partner. While we are not aware of any formal litigation which has been filed relating to the communications and correspondence, or the subject matter referred to therein, it is impossible to predict what actions may be taken in the future or what loss contingencies may result therefrom.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. We will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the Partnership's or Joint Venture's financial statements.

INFLATION

Certain of our expenses, including those of the Joint Venture, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Joint Venture and us do not believe that financial results have been, or will be, adversely affected by inflation in a material manner, provided that the Joint Venture and us are able to increase service prices periodically, of which there can be no assurance.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CHARTER SALES PROPOSAL. The holders of limited partnership units voted to approve the sale of all its Illinois cable systems in and around Fairfield and Shelbyville, Illinois and the Macoupin Joint Venture systems to Charter Communications Entertainment I, LLC, an affiliate of Enstar Communication Corporation, the Corporate General Partner. The voting results are set forth below:

FOR	AGAINST	ABSTAIN
24,266	230	278

There are 39,900 shares outstanding with 830 total holders. 429 total holders voted on this matter. The proxy process was expired on April 4, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit Number	Description of Document
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer or equivalent thereof). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer or equivalent thereof). *

* filed herewith

(B) REPORTS ON FORM 8-K

On April 22, 2002, the registrant filed a current report on Form 8-K dated August 29, 2001 to announce the closing of its asset purchase agreement with certain indirect subsidiaries of Charter Communications, Inc.

On June 14, 2002, the registrant filed a current report on Form 8-K dated June 14, 2002 to report that the registrant had changed its principal independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM IV-3, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION

Corporate General Partner

Date: August 14, 2002

By: /s/ Paul E. Martin

Name: Paul E. Martin

Title: Senior Vice President and Corporate

Controller (Principal Financial Officer and

Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer or equivalent thereof). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer or equivalent thereof). *

* filed herewith