Form 10-Q
period 2002-09-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 2002-11-14
CIK 783765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM IV-3, L.P.
Quarterly Report on Form 10-Q for the Period ended September 30, 2002
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM IV-3, L.P.
CONDENSED BALANCE SHEETS

                                                                             September 30,  December 31,
                                                                                 2002         2001
                                                                             ------------  ------------
                                                                             (unaudited)
                              ASSETS
ASSETS:
   Cash.................................................................... $  2,988,500  $  2,698,500
   Accounts receivable.....................................................       12,100        20,800
   Prepaid expenses and other assets.......................................        7,300         9,100
   Equity in net assets of joint venture...................................       41,500       859,900
   Property, plant and equipment, net of accumulated depreciation
     of $2,174,400 and $2,096,700, respectively............................      430,000       446,700
   Franchise cost, net of accumulated amortization
     of $1,480,100 and $1,476,700, respectively............................        2,900         3,300
   Assets related to discontinued operations...............................           --     1,376,600
                                                                             ------------  ------------
         Total assets...................................................... $  3,482,300  $  5,414,900
                                                                             ============  ============

                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable and accrued liabilities................................ $    231,300  $    261,700
   Due to affiliates.......................................................    1,648,800       886,600
                                                                             ------------  ------------
          Total liabilities................................................    1,880,100     1,148,300
                                                                             ------------  ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners........................................................      (28,300)      (40,400)
   Limited Partners........................................................    1,630,500     4,307,000
                                                                             ------------  ------------
          Total partnership capital........................................    1,602,200     4,266,600
                                                                             ------------  ------------
          Total liabilities and partnership capital........................ $  3,482,300  $  5,414,900
                                                                             ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.
CONDENSED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
                                                               --------------------------  --------------------------
                                                                   2002          2001          2002          2001
                                                               ------------  ------------  ------------  ------------
                                                                      (unaudited)                 (unaudited)

REVENUES..................................................... $    193,700  $    200,000  $    589,000  $    612,200
                                                               ------------  ------------  ------------  ------------
OPERATING EXPENSES:
   Service costs.............................................       66,200        56,000       220,400       200,100
   General and administrative expenses.......................       24,500        36,900        97,200        92,500
   General partner management fees and reimbursed expenses...       33,000        22,300        96,600        73,800
   Depreciation and amortization ............................       23,200        24,300        78,400        94,800
                                                               ------------  ------------  ------------  ------------
                                                                   146,900       139,500       492,600       461,200
                                                               ------------  ------------  ------------  ------------
OPERATING INCOME.............................................       46,800        60,500        96,400       151,000
                                                               ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE):
   Interest income...........................................       12,800        12,500        45,800        40,900
   Interest expense..........................................           --        (1,800)           --        (8,300)
   Other expense.............................................           --        (1,000)           --       (12,700)
                                                               ------------  ------------  ------------  ------------
                                                                    12,800         9,700        45,800        19,900
                                                               ------------  ------------  ------------  ------------
INCOME BEFORE EQUITY IN NET INCOME OF JOINT VENTURE..........       59,600        70,200       142,200       170,900

EQUITY IN NET INCOME OF JOINT VENTURE........................       15,700        41,400     2,360,800       152,300
                                                               ------------  ------------  ------------  ------------
INCOME FROM CONTINUING OPERATIONS............................       75,300       111,600     2,503,000       323,200
                                                               ------------  ------------  ------------  ------------
INCOME FROM DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations................       (2,500)       75,100        41,500       205,200
   Gain (loss) on sale of cable systems......................       (6,800)           --     5,878,800            --
                                                               ------------  ------------  ------------  ------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS...................       (9,300)       75,100     5,920,300       205,200

NET INCOME................................................... $     66,000  $    186,700  $  8,423,300  $    528,400
                                                               ============  ============  ============  ============
Net income allocated to General Partners..................... $        700  $      1,900  $    123,000  $      5,300
                                                               ============  ============  ============  ============
Net income allocated to Limited Partners..................... $     65,300  $    184,800  $  8,300,300  $    523,100
                                                               ============  ============  ============  ============
NET INCOME FROM CONTINUING OPERATIONS PER UNIT
OF LIMITED PARTNERSHIP INTEREST.............................. $       1.87  $       2.77  $      62.10  $       8.02
                                                               ============  ============  ============  ============
NET INCOME FROM DISCONTINUED OPERATIONS PER UNIT
OF LIMITED PARTNERSHIP INTEREST.............................. $      (0.23) $       1.86  $     145.93  $       5.09
                                                               ============  ============  ============  ============
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST.......... $       1.64  $       4.63  $     208.03  $      13.11
                                                               ============  ============  ============  ============
AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING PERIOD..       39,900        39,900        39,900        39,900
                                                               ============  ============  ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                      --------------------------
                                                                                          2002          2001
                                                                                      ------------  ------------
                                                                                             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income....................................................................... $  8,423,300  $    528,400
   Adjustments to reconcile net income to net cash flows from operating activities:
      Equity in net income of joint venture.........................................   (2,360,800)     (152,300)
      Depreciation and amortization.................................................      135,500       248,200
      Gain on sale of cable systems.................................................   (5,878,800)           --
      Changes in:
      Accounts receivable, prepaid expenses and other assets........................       94,500        26,500
      Accounts payable, accrued liabilities and due to affiliates...................      300,700       537,000
                                                                                      ------------  ------------
          Net cash flows from operating activities..................................      714,400     1,187,800
                                                                                      ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.............................................................      (74,900)      (95,600)
   Distributions from Joint Venture.................................................    3,179,100            --
   Proceeds from sale of cable systems..............................................    7,333,300            --
   Other investing activities.......................................................      225,800        (1,000)
                                                                                      ------------  ------------
          Net cash flows from investing activities..................................   10,663,300       (96,600)
                                                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to General Partners................................................     (110,900)       (3,800)
   Distributions to Limited Partners................................................  (10,976,800)     (372,500)
                                                                                      ------------  ------------
          Net cash flows from financing activities..................................  (11,087,700)     (376,300)
                                                                                      ------------  ------------
NET INCREASE IN CASH ...............................................................      290,000       714,900

CASH, beginning of period...........................................................    2,698,500     1,252,700
                                                                                      ------------  ------------
CASH, end of period................................................................. $  2,988,500  $  1,967,600
                                                                                      ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program IV-3, L.P. (the Partnership) as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results for the entire year.

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

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of ECC, for a monthly management fee of 5% of gross revenues, as defined, from the operations of the Partnership, excluding revenues from the sale of cable television systems or franchises. The Partnership's management fee expense approximated $9,700 and $29,700 ($9,700 and $10,000 related to continuing operations) for the three months ended September 30, 2002 and 2001, respectively, and $50,900 and $89,000 ($29,500 and $30,600 related to continuing operations) for the nine months ended September 30, 2002 and 2001, respectively. Enstar Cable has entered into an identical agreement with Enstar Cable of Macoupin County (the Joint Venture), a Georgia general partnership, of which the Partnership is a joint venturer and co-general partner, except that the Joint Venture pays Enstar Cable a 4% management fee. The Joint Venture's management fee expense to Enstar Cable approximated $2,100 and $18,700 for the period from April 1, 2002 to April 10, 2002 and for the three months ended September 30, 2001, respectively, and $21,000 and $56,300 for the period from January 1, 2002 to April 10, 2002 and for the nine months ended September 30, 2001, respectively. In addition, the Joint Venture is also required to pay the Corporate General Partner an amount equal to 1% of the Joint Venture's gross revenues. The Joint Venture's management fee expense to the Corporate General Partner approximated $500 and $4,700 for the period from April 1, 2002 to April 10, 2002 and for the three months ended September 30, 2001, respectively, and $5,300 and $14,100 for the period from January 1, 2002 to April 10, 2002 and for the nine months ended September 30, 2001, respectively. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Venture.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Partnership and the Joint Venture as a result of agreements with Enstar Cable. These expenses are charged to the properties served based primarily on the Partnership's or Joint Venture's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $24,100 and $60,700 ($23,300 and $12,300 related to continuing operations) for the three months ended September 30, 2002 and 2001, respectively, and $121,100 and $171,700 ($67,100 and $43,200 related to continuing operations) for the nine months ended September 30, 2002 and 2001, respectively.

All programming services are purchased through Charter. Charter charges the Partnership and Joint Venture for these costs based on an allocation of its costs. The Partnership recorded programming fee expense of $43,200 and $231,000 ($43,200and $48,100 related to continuing operations) for the three months ended September 30, 2002 and 2001, respectively, and $236,800 and $700,500 ($134,600 and $143,100 related to continuing operations) for the nine months ended September 30, 2002 and 2001, respectively.

All amounts owed to the General Partner and affiliates are non-interest bearing.

3. DISCONTINUED OPERATIONS AND PROPOSED SALES TRANSACTION

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of its Illinois cable television systems in and around Fairfield and Shelbyville, Illinois to Charter Communications Entertainment I, LLC and Rifkin Acquisition Partners, LLC, each an affiliate of Enstar Communications Corporation (ECC), the Corporate General Partner and a direct subsidiary of Charter Communications Holding Company, LLC (Charter), for a total sale price of approximately $7,333,300, as part of the Charter Sale. As a pre-condition to the sale, based on approval by the Limited Partners, the Partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner.

After setting aside $1,400,000 to fund the Fulton, Kentucky headend's working capital needs for the foreseeable future, and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner will make one or more distributions from the Joint Venture to the Partnership of their allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. We made an initial distribution on or about May 15, 2002, with a second distribution made on or about September 24, 2002 from the Charter Sale.

On November 8, 2002 the Partnership entered into an asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,344,000 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the first half of 2003, although no assurance can be given regarding this matter.

Upon sale of its remaining cable system, the Partnership will be liquidated and all remaining assets will be distributed to the Limited Partners and the General Partners.

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by the Partnership on January 1, 2002, the cable television systems sold in the Charter Sale have been reclassified and presented as discontinued operations. The operating results of such cable systems sold are presented in the accompanying condensed statements of operations as income (loss) from discontinued operations. Discontinued operations classification was triggered in the second quarter of 2002 once approval of the sale was obtained and the sale became probable. For the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001, revenues of the sold cable systems were $428,700 and $1,167,200, respectively, and income from discontinued operations, excluding the gain on sale of cable systems, totaled $44,000 and $205,200, respectively. For the three months ended September 30, 2001, revenue and income from discontinued operations approximated $393,000 and $75,100, respectively. Net book value of investment in the Shelbyville cable television systems sold approximated $1,454,500 at April 10, 2002. The Partnership recorded a gain of $5,878,800 in the nine months ended September 30, 2002.

4. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income, excluding gain on sale of cable systems, has been allocated 99% to the Limited Partners and 1% to the General Partners. Gain on sale of cable systems has been allocated in accordance with the partnership agreement, first to the Limited Partners and then to the General Partners to eliminate any negative equity balance on the date of sale, and then in the amount of 99% to the Limited Partners and 1% to the General Partners. Gains and losses will be allocated in this manner. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

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

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale, together with its affiliates, Enstar IV-1 and Enstar IV-2, of the Joint Venture's systems to Charter Communications Entertainment I, LLC and Rifkin Acquisition Partners, LLC, each an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600. As a pre- condition to the sale, based on approval by the Limited Partners, the partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner.

As a result of this transaction, the Joint Venture changed its basis of accounting to the liquidation basis on April 11, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of September 30, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of September 30, 2002 represent the estimated distribution to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation could differ from the amounts recorded in the accompanying statement of net assets in liquidation. Distributions from the Joint Venture were $3,179,100 during the nine months ended September 30, 2002.

The Corporate General Partner's intention is to settle the outstanding obligations of the Joint Venture and terminate the Macoupin Joint Venture as expeditiously as possible. Final dissolution of the Joint Venture and related cash distributions to the joint venturers and Enstar IV-3 will occur upon obtaining final resolution of all liquidation issues.

Summarized financial information for the Joint Venture as of September 30, 2002 and for the three months ended September 30, 2002 and for the period from April 11, 2002 to September 30, 2002 are presented in the following statement of net assets in liquidation and statement of changes in net assets in liquidation. Summarized results of operations is also presented for the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001.

ENSTAR CABLE OF MACOUPIN COUNTY
STATEMENT OF NET ASSETS IN LIQUIDATION
AS OF SEPTEMBER 30, 2002
(Unaudited)

ASSETS, at estimated realizable values:
  Current assets............................................ $         543,100
                                                              -----------------
TOTAL ASSETS................................................           543,100
                                                              -----------------
LIABILITIES, at estimated settlement amounts:
  Current liabilities.......................................           418,600
                                                              -----------------
TOTAL LIABILITIES...........................................           418,600
                                                              -----------------
NET ASSETS IN LIQUIDATION................................... $         124,500
                                                              =================

ENSTAR CABLE OF MACOUPIN COUNTY
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Unaudited)

                                                                Three Months         Period from
                                                                    Ended         April 11, 2002 to
                                                              September 30, 2002  September 30, 2002
                                                              -----------------   -----------------
 Additions:
  Reduction in accrued costs of liquidation................. $          22,400  $           22,400
  Interest income...........................................            25,100              49,500
                                                              -----------------   -----------------
                                                                        47,500              71,900
                                                              -----------------   -----------------
 Deductions:
  Distribution to joint venturers...........................         5,547,300           9,537,300
                                                              -----------------   -----------------
                                                                     5,547,300           9,537,300
                                                              -----------------   -----------------
      Net decrease in net assets in liquidation.............        (5,499,800)         (9,465,400)

NET ASSETS IN LIQUIDATION, beginning of period..............         5,624,300           9,589,900
                                                              -----------------   -----------------
NET ASSETS IN LIQUIDATION, end of period.................... $         124,500  $          124,500
                                                              =================   =================

  ENSTAR CABLE OF MACOUPIN COUNTY
CONDENSED STATEMENTS OF OPERATIONS

                                                                 Period from
                                                               January 1, 2002
                                                                      to         Nine Months Ended
                                                                April 10, 2002   September 30, 2001
                                                               ----------------  -----------------

REVENUES......................................................$        526,000  $       1,408,500

GAIN ON SALE OF CABLE SYSTEMS..................................      6,918,500                 --

OPERATING EXPENSES:
   Service costs...............................................        172,300            466,600
   General and administrative expenses.........................         87,400            161,600
   General partner management fees and reimbursed expenses.....         90,200            220,400
   Depreciation and amortization...............................         86,600            159,800
                                                               ----------------  -----------------
                                                                       436,500          1,008,400
                                                               ----------------  -----------------
OPERATING INCOME (LOSS)........................................      7,008,000            400,100

OTHER INCOME (EXPENSE):
   Interest income.............................................          2,200             72,100
   Other expense...............................................             --            (15,300)
                                                               ----------------  -----------------
                                                                         2,200             56,800
                                                               ----------------  -----------------
NET INCOME....................................................$      7,010,200  $         456,900
                                                               ================  =================

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

RESULTS OF OPERATIONS

THE PARTNERSHIP

On April 10, 2002, we completed the sale of our Illinois cable television systems in and around Fairfield and Shelbyville, Illinois. The following discussion of our results of operations classifies all results from operations sold as discontinued operations for the three and nine months ended September 30, 2002 and 2001. Accordingly, the remaining discussion includes results of operations for the Fulton system only.

Revenues decreased $6,300 from $200,000 to $193,700, or 3.2%, and $23,200 from $612,200 to $589,000, or 3.8%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to a decline in the number of basic and premium service customers. As of September 30, 2002 and 2001, we had approximately 1,600 and 1,800 basic service customers, respectively, and 300 and 600 premium service customers, respectively. The decline in customers is primarily due to competition from satellite providers and customer reaction to increased prices partially offset by price increases.

Service costs increased $10,200 from $56,000 to $66,200, or 18.2%, and $20,300 from $200,100 to $220,400, or 10.1%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increase was primarily due to an increase in personnel costs.

General and administrative expenses decreased $12,400 from $36,900 to $24,500, or 33.6%, and increased $4,700 from $92,500 to $97,200, or 5.1%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease for the three months ended September 30, 2002 was primarily due to a decrease in professional fees, bad debt expense and insurance costs while the increase for the nine months ended September 30, 2002 was primarily due to an increase in personal property taxes offset by a decrease in bad debt expense, professional fees and insurance costs.

General partner management fees and reimbursed expenses increased $10,700 from $22,300 to $33,000, or 48.0%, and $22,800 from $73,800 to $96,600, or 30.9%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The increase was primarily due to an increase in administrative activities provided by Enstar Communications Corporation (the Corporate General Partner) on our behalf. Certain functions previously outsourced are now provided by Charter.

Depreciation and amortization expense decreased $1,100 from $24,300 to $23,200, or 4.5%, and $16,400 from $94,800 to $78,400, or 17.3%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to decreases in capital expenditures for cable system upgrades and certain fixed assets becoming fully depreciated during the last half of 2001 and the first half of 2002.

Due to the factors described above, operating income decreased $13,700 from $60,500 to $46,800, or 22.6%, and $54,600 from $151,000 to $96,400, or 36.2%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

Interest income increased $300 from $12,500 to $12,800, or 2.4%, and $4,900 from $40,900 to $45,800, or 12.0%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The increase was primarily due to higher average cash balances available for investment during the nine months ended September 30, 2002 compared to the corresponding periods in 2001.

Interest expense of $1,800 and $8,300 for the three and nine months ended September 30, 2001, respectively, represents interest expense on our loan facility which expired on August 31, 2001.

Other expense of $1,000 and $12,700 for the three and nine months ended September 30, 2001, respectively, represent costs associated with a previously unexecuted sales proposal.

Due to the factors described above, our income before equity in net income of the joint venture decreased $10,600 from $70,200 to $59,600, or 15.1%, and $28,700 from $170,900 to $142,200, or 16.8%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

The equity in net income of the joint venture decreased $25,700 from $41,400 to $15,700 and increased $2,208,500 from $152,300 to $2,360,800 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The fluctuations are primarily the result of the sale of the Joint Venture's cable systems as discussed below.

Due to the factors described above, our income from continuing operations decreased $36,300 from $111,600 to $75,300 and increased $2,179,800 from $323,200 to $2,503,000 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

Our income from discontinued operations decreased $77,600 from income of $75,100 to a loss of $2,500, and $163,700 from $205,200 to $41,500, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. Loss from discontinued operations for the three months ended September 30, 2002, represents adjustments to accruals of the system sold based on the receipt of final invoices and information. Gain or loss on sale of cable systems totaled a loss $6,800 for the three months ended September 30, 2002 and a gain of $5,878,800 for the nine months ended September 30, 2002. Gain on sale of cable systems represents the difference between the sale proceeds and the net book value of investment in the sold cable systems. The loss on sale of cable systems in the three months ended September 30, 2002 resulted from revisions to estimates of taxes due as a result of the sale of cable systems.

Due to the factors described above, net income decreased $120,700 from $186,700 to $66,000, and increased $7,894,900 from $528,400 to $8,423,300 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

THE JOINT VENTURE

The Joint Venture had no results of operations for the period subsequent to April 10, 2002 as a result of the sale of its cable systems as discussed in Note 5 to the condensed financial statements. Accordingly, no discussion of operating results for the period from April 1, 2002 to April 10, 2002 and the three months ended September 30, 2001, as well as the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001, has been provided as such analysis is not meaningful.

Net assets in liquidation at September 30, 2002 were $124,500, consisting of current assets of $543,100, offset by current liabilities of $418,600. The net change in net assets in liquidation for the three months ended September 30, 200 and during the period from April 11, 2002 to June 30, 2002 was a decrease of $5,499,800 and $9,465,400, respectively, which was primarily due to distributions to the joint venturers.

Final dissolution of the Joint Venture and related cash distributions to the venturers will occur upon obtaining final resolution of all liquidation issues.

LIQUIDITY AND CAPITAL RESOURCES

Our primary objective, having invested net offering proceeds in cable systems and the Joint Venture, is to distribute to our partners all available cash from the sale of cable systems and all cash flow, if any, from operations after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of its cable systems.

We believe that cash generated by our continuing operations will be adequate to fund any capital expenditures required by our franchise agreements and other liquidity requirements in 2002 and beyond. In light of pending sale transactions, we do not anticipate making significant additional upgrades to the Fulton, Kentucky cable plant or headend electronics.

Operating activities provided cash of $714,400 and $1,187,800 during the nine months ended September 30, 2002 and 2001, respectively. Changes in liabilities owed to affiliates and third party creditors provided cash of $300,700 and $537,000 during the nine months ended September 30, 2002 and 2001, respectively, due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided cash of $94,500 and $26,500 for the nine months ended September 30, 2002 and 2001, respectively, due to differences in the timing of receivable collections and the payment of prepaid expenses.

Investing activities provided cash of $10,663,300 and used cash of $96,600 in the nine months ended September 30, 2002 and 2001, respectively. The change was primarily due to proceeds received from the sale of cable systems.

We distributed cash of $11,087,700 and $376,300 to our partners during each of the nine months ended September 30, 2002 and 2001, respectively.

INVESTING ACTIVITIES

Significant capital would be required for a comprehensive plant and headend upgrade particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet service and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. The Joint Venture's and our capital expenditures for recent upgrades have been made with available funds, and have enhanced the economic value of the Joint Venture's and our systems and permitted us to maintain compliance with franchise agreements.

The estimated cost of upgrading our system to two-way capability in order to be able to offer high-speed Internet service from the Fulton, Kentucky headend, as well as to increase channel capacity and allow additional video services, would be approximately $1.5 million (for an upgrade to 550 megahertz (MHz) capacity) to $1.8 million (for an upgrade to 870 MHz capacity). Given the high cost of this comprehensive upgrade plan, the limited funds available, and the belief that such a plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. In light of the pending transactions, the Corporate General Partner will continue to maintain compliance with franchise agreements and be economically prudent.

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

DISCONTINUED OPERATIONS AND PROPOSED SALES TRANSACTION

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all its Illinois cable television systems in and around Fairfield and Shelbyville, Illinois for a total sale price of approximately $7,333,300 and, together with its affiliates, Enstar IV-1 and Enstar IV-2, completed the sale of Enstar Cable of Macoupin County for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600, to Charter Communications Entertainment I, LLC and Rifkin Acquisition Partners, LLC, each an affiliate of Enstar Communications Corporation, the Corporate General Partner and a direct subsidiary of Charter Communications Holding Company, LLC (collectively, the "Charter Sale"). As a pre-condition to the sale, based on approval by the Limited Partners, our partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. The cable systems sold in the Mt. Carmel sale were presented as discontinued operations and the cable systems sold in the Charter Sale were presented in the Joint Venture's financial statements on a liquidation basis. There were no significant adjustments recorded upon changing to liquidation basis accounting.

After setting aside $1,400,000 to fund the Fulton headend's working capital needs for the foreseeable future, and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner will make one or more distributions from the Joint Venture to the Partnership of their allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. We made an initial distribution on or about May 15, 2002, with a second distribution made on or about September 24, 2002 from the Charter Sale.

On November 8, 2002 the Partnership entered into an asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,344,000 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the first half of 2003, although no assurance can be given regarding this matter.

Upon sale of its remaining cable system, the Partnership will be liquidated and all remaining assets will be distributed to the Limited Partners and the General Partners.

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by the Partnership on January 1, 2002, the cable television systems sold in the Charter Sale have been reclassified and presented as discontinued operations. The operating results of such cable systems sold are presented in the accompanying condensed statements of operations as income (loss) from discontinued operations. Discontinued operations classification was triggered in the second quarter of 2002 once approval of the sale was obtained and the sale became probable. For the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001, revenues of the sold cable systems were $428,700 and $1,167,200, respectively, and income from discontinued operations, excluding the gain on sale of cable systems, totaled $44,000 and $205,200, respectively. For the three months ended September 30, 2001, revenue and income from discontinued operations approximated $393,000 and $75,100, respectively. Net book value of investment in the Shelbyville cable television systems sold approximated $1,454,500 at April 10, 2002. The Partnership recorded a gain of $5,878,800 in the nine months ended September 30, 2002.

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

It is difficult to assess the impact the general economic slowdown will have on future operations. This could result in reduced spending by customers and advertisers, which could reduce the Joint Venture's and our revenues and operating cash flow, as well as the collectibility of accounts receivable.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this report, our Corporate General Partner carried out an evaluation, under the supervision and with the participation of our management, including our Chief Administrative Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Partnership in reports that it files in its periodic SEC reports is recorded, processed, summarized and reported within the terms specified in the SEC rules and forms.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date that our Corporate General Partner carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8- K.

  EXHIBITS

Exhibit Number	Description of Document

2.1

  Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM IV-3, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION

Corporate General Partner

 Date: November 14, 2002

By: /s/ Paul E. Martin

Name: Paul E. Martin

Title: Senior Vice President and Corporate

Controller (Principal Financial Officer and

Principal Accounting Officer)

CERTIFICATIONS

Certification of Chief Administrative Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enstar Income Program IV-3, L.P..;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Steven A. Schumm

Steven A. Schumm

Executive Vice President and

Chief Administrative Officer

Certification of Principal Financial Officer

I, Paul E. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enstar Income Program IV-3, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Paul E. Martin

Paul E. Martin

Senior Vice President and

Corporate Controller (Principal Financial Officer and

Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1

Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith