Form 10-K
period 2002-12-31
ENSTAR INCOME PROGRAM IV-3 L P
filed 2003-04-17
CIK 783765

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------
                                    FORM 10-K
                              -------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER: 000-15686

                       ENSTAR INCOME PROGRAM IV-3, L.P.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

                   GEORGIA                                58-1648320
                   -------                                ----------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
               or organization)                             Number)

           12405 POWERS COURT DRIVE
             ST. LOUIS, MISSOURI                             63131
             -------------------                             -----
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:     (314) 965-0555

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

================================================================================

                    The Exhibit Index is located at Page E-1.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                    PAGE
------                                                                    ----
Item 1    Business......................................................    3
Item 2    Properties....................................................   15
Item 3    Legal Proceedings.............................................   15
Item 4    Submission of Matters to a Vote of Security Holders...........   15

PART II

Item 5    Market for the Registrant's Equity Securities and Related
          Security Holder Matters.......................................   16
Item 6    Selected Financial Data.......................................   16
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   19
Item 7A   Quantitative and Qualitative Disclosures about Market Risk       27
Item 8    Financial Statements and Supplementary Data...................   27
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   27

PART III

Item 10   Directors and Executive Officers of the Registrant............   28
Item 11   Executive Compensation........................................   29
Item 12   Security Ownership of Certain Beneficial Owners and              30
          Management....................................................
Item 13   Certain Relationships and Related Transactions................   30

PART IV

Item 14   Controls and Procedures.......................................   33
Item 15   Exhibits, Financial Statement Schedules, and Reports on Form     33
          8-K...........................................................

SIGNATURES..............................................................   34

CERTIFICATIONS..........................................................   35

This Annual Report on Form 10-K is for the year ended December 31, 2002. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "we," "us," and "our" refers to Enstar Income Program IV-3, L.P.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

Enstar Income Program IV-3, L.P., a Georgia limited partnership (the "Partnership"), is engaged in the ownership and operation of cable television systems serving approximately 1,600 basic customers at December 31, 2002 in and around the cities of Fulton, Kentucky and South Fulton, Tennessee.

In 1988, the Partnership entered into a general partnership agreement with two affiliated partnerships, Enstar Income Program IV-1, L.P. (Enstar IV-1) and Enstar Income Program IV-2, L.P. (Enstar IV-2), (which are also cable television limited partnerships sponsored by the general partners) to form Enstar Cable of Macoupin County (the "Joint Venture"). The Joint Venture was formed in order to enable each of its partners to participate in the acquisition and ownership of a more diverse pool of systems by combining certain of their financial resources. The Joint Venture began its cable television business operations in January 1988 with the acquisition of a cable television system providing service in and around the municipalities of Carlinville, Virden, Girard, Thayer and Auburn, Illinois.

The General Partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner") and Robert T. Graff, Jr. (the "Individual General Partner"). Since its incorporation in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a General Partner of 14 Limited Partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 2002, the Corporate General Partner managed cable television systems serving approximately 32,400 basic customers. On November 12, 1999, the Corporate General Partner became an indirect controlled subsidiary of Charter Communications, Inc. (also called Charter), the nation's third largest cable operator, serving approximately 6.6 million customers. The Corporate General Partner is responsible for day-to-day management of the Partnership and its operations. Charter and its affiliates provide management and other services to the Partnership, for which they receive a management fee and reimbursement of expenses. The principal executive offices of the Partnership and the Corporate General Partner are located at 12405 Powerscourt Drive, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555.

LIQUIDATION BASIS ACCOUNTING AND SALE OF CABLE SYSTEMS

Our Corporate General Partner continues to operate our cable television systems during our divestiture transactions for the benefit of our unitholders.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Fairfield and Shelbyville, Illinois for a total sale price of approximately $7,333,300 and, together with its affiliates, Enstar IV-1 and Enstar IV-2, the sale of the Joint Venture for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600, to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's and the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of the Partnership's and Joint Venture's cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's and Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership and Joint Venture made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly activation of two-way capability, the Partnership and Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

As a result of the above transaction, the Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the joint venturers In January 2003, all remaining assets of the Joint Venture were distributed including a final distribution of $126,000 made to the joint venturers, of which the Partnership's portion is $42,000.

After setting aside $1,400,000 to fund the Fulton, Kentucky headend's working capital needs and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner made distributions from the Joint Venture to the Partnership of their allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. The Partnership made an initial distribution on or about May 15, 2002, with a second distribution made on or about September 24, 2002 from the Charter Sale. Distributions from the Joint Venture were $9,537,300 during the year ended December 31, 2002, of which the Partnership's portion is $3,179,100.

On November 8, 2002, the Partnership entered into an asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,344,000 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and eight other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Telecommunications Management Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In March 2003, a majority of the Limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of its remaining cable systems to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not received. We are currently evaluating our alternatives with respect to this new development.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the Partnership's filing of a proxy to obtain the approval of the Limited Partners for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $23,700 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because we are unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in the liquidation of the Partnership as of December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. Distributions from the Partnership were $11,087,700 during the year ended December 31, 2002.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

DESCRIPTION OF THE PARTNERSHIP'S SYSTEM

The table below sets forth certain operating statistics for the Partnership's cable system as of December 31, 2002:

                                                                                                                        AVERAGE
                                                                                                                        MONTHLY
                                                                                  PREMIUM                             REVENUE PER
                                 HOMES          BASIC              BASIC          SERVICE            PREMIUM             BASIC
       SYSTEM NAME             PASSED(1)      CUSTOMERS       PENETRATION(2)      UNITS(3)        PENETRATION(4)      CUSTOMER(5)
       -----------             ---------      ---------       --------------      --------        --------------      -----------
Fulton, KY                       4,400            1,600              36.4%           300                 18.8%           $  62.98

      (1) Homes passed refers to estimates by the Partnership and Joint Venture of the approximate number of dwelling units in a particular community that can be connected to our cable system without any further extension of principal transmission lines. Estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

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

      (5) Average monthly revenue per basic customer has been computed based on revenue for the year ended December 31, 2002, divided by twelve months, divided by the actual number of basic customers at the end of the year.

SERVICES, MARKETING AND PRICES

Our cable television system offers customers various levels of cable services consisting of:

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

      - various satellite delivered, non-broadcast channels, such as CNN, MTV, The USA Network, ESPN, TNT, and The Disney Channel;

      - programming originated locally by the cable television system, such as public, educational and government access programs; and

For an extra monthly charge, our cable television system also offers premium television services to its customers. These services, such as HBO and Showtime, are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Regulation and Legislation."

In October 2001, we began offering customers limited digital services through a hybrid system that delivers traditional cable television services through the terrestrial cable plant and digital service and its related enhancements through a satellite dish mounted at the customer's home. This hybrid digital package includes a hybrid digital set top terminal, an interactive electronic programming guide, 45 channels of CD quality digital music, a menu of pay per view channels and at least 30 additional digital channels but does not provide two-way capability. Certain packages also offer customers one or more premium channels with "multiplexes." Multiplexes give customers access to several different versions of the same premium channel and which are varied as to time of broadcast (such as east and west coast time slots) or programming content and theme (such as westerns and romance).

A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenue for the Partnership's cable television system. In addition to customer revenues, the Partnership's cable television system receives revenues from the sale of available advertising spots on advertiser-supported programming and also offers to our customers home shopping services, which pay the Partnership a share of revenues from sales of products to the Partnership's customers, in addition to paying us a separate fee in return for carrying their shopping service.

The Partnership's marketing strategy is to provide added value to increasing levels of subscription services through packaging. In addition to the basic service package, customers may purchase additional unregulated packages of satellite-delivered services and premium services. The Partnership's service options vary from system to system, depending upon a cable system's channel capacity and viewer interests. The Partnership employs radio and local newspaper advertising to market our services. The Partnership also offers discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. Partnership also has a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the initial decision to subscribe and encourage customers to purchase higher service levels.

Rates for services also vary from market to market and according to the type of services selected. Under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), most cable television systems are subject to rate regulation of the basic service tier, the charges for installation of cable service, and the rental rates for customer premises equipment such as converter boxes and remote control devices. These rate regulation provisions affect all of the Partnership's cable television systems not deemed to be subject to effective competition under the Federal Communications Commission's ("FCC") definition. Currently, our cable television system is not subject to effective competition. See "Regulation and Legislation."

At December 31, 2002, the Partnership's monthly rates for basic cable service for residential customers, including certain discounted prices, was $20.58 and our premium price was $11.95, excluding special promotions offered periodically in conjunction with the Partnership's marketing programs. A one-time installation fee, which the Partnership may wholly or partially waive during a promotional period, is usually charged to new customers. The Partnership charges commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. The Partnership offers most multi-unit dwellings a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

PROGRAMMING

We purchase basic and premium programming for our systems from Charter based on Charter's actual cost. Charter's programming costs are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurances can be given that Charter's, and correspondingly our, programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. We believe, however, that Charter's relations with its programming suppliers generally are good.

Our cable programming costs have increased in recent years due to additional programming being provided to basic customers and are expected to continue to increase due to increased costs to produce or purchase cable programming (with particularly significant increases occurring with respect to sports programming), inflationary increases and other factors. In addition, we are facing higher costs to carry local broadcast channels who elect retransmission carriage agreements.

CABLE SYSTEM AND TECHNOLOGY

A cable television system receives television, radio and data signals at the system's headend site by means of over-the-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to customers who pay a fee for this service.

Although the system currently offers the limited digital services through the hybrid satellite and traditional cable solution, the Fulton, Kentucky headend operates at 300-330 megahertz and is limited to 36-40 channels. It has no available channel capacity to accommodate the addition of new channels or to provide pay-per-view offerings to customers. As a result, capital for future upgrades will be required in order to increase available channel capacity, improve quality of service and facilitate the expansion of new services such as advertising, additional pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that our cable television system remains competitive within the industry.

Significant capital would be required for a comprehensive plant and headend upgrade particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet service and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. The Partnership's capital expenditures for recent upgrades have been made with available funds, and have enhanced the economic value of the Partnership and our systems and permitted us to maintain compliance with franchise agreements.

The estimated cost of upgrading our system to two-way capability in order to be able to offer high-speed Internet service from the Fulton, Kentucky headend, as well as to increase channel capacity and allow additional video services, would be approximately $1.5 million (for an upgrade to 550 megahertz (MHz) capacity) to $1.8 million (for an upgrade to 870 MHz capacity). Given pending sale transactions, the high cost of this comprehensive upgrade plan and the limited funds available, such a plan is not judged to be economically prudent, and accordingly, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. The Corporate General Partner has continued to make upgrades necessary to maintain compliance with franchise agreements.

CUSTOMER SERVICE AND COMMUNITY RELATIONS

We continually strive to improve customer service and strengthen community relations and believe that success in these areas is critical to our business. We rely upon Charter pursuant to the management services agreement to assist us with customer service and community relations. We are also committed to fostering strong community relations in the towns and cities we serve. We support local charities and community causes in various ways. We also participate in the "Cable in the Classroom" program, whereby cable television companies throughout the United States provide schools with free cable television service. In addition, we install and provide free basic cable service to public schools, government buildings and non-profit hospitals in many of the communities in which we operate.

FRANCHISES

As of December 31, 2002, the Partnership operated three franchises, permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and is may not be transferable unless the granting governmental authority consents. Most franchises are subject to termination proceedings in the event of a material breach. In addition, franchises can require us to pay the granting authority a franchise fee of up to 5% of gross revenues as defined by the franchise agreements, which is the maximum amount that may be charged under the applicable law.

Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the granting authorities. The Cable Communications Policy Act of 1984 (the "1984 Cable Act") provides for, among other things, an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld. If renewal is denied, the franchising authority may acquire ownership of the system or effect a transfer of the system to another person. The operator generally is entitled to the fair market value for the system covered by such franchise, but no value may be attributed to the franchise itself. In addition, the 1984 Cable Act, as amended by the 1992 Cable Act, establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Regulation and Legislation." In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as technological upgrades to the system. Although historically we have been able to renew our franchises without incurring significant costs, we cannot assure you that any particular franchise will be renewed or that it can be renewed on commercially favorable terms. Our failure to obtain renewals of our franchises, especially those areas where we have the most customers, would have a material adverse effect on our business, results of operations and financial condition.

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

Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. The franchise agreements typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchise agreements are subject to federal regulation under the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. See "Regulation and Legislation."

We believe our relations with the franchising authorities under which our system is operated are generally good.

The following table groups the franchises of the Partnership's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 2002:

                                                  NUMBER OF      PERCENTAGE OF
                                 NUMBER OF          BASIC            BASIC
YEAR OF FRANCHISE EXPIRATION     FRANCHISES       CUSTOMERS        CUSTOMERS
----------------------------     ----------       ---------        ---------
    Prior to 2003                    2               1,500             93.8%
    2003 - 2008                      1                 100              6.2%
                                   ---               -----            -----
    Total                            3               1,600            100.0%
                                   ===               =====            =====

As of December 31, 2002, franchise agreements have expired in two of the Partnership's franchise areas where it serves 1,500 basic customers. The Partnership continues to serve these customers while it is in negotiations to transfer and renew the franchise agreements and continues to pay franchise fees to the franchise authorities. The Partnership operates its cable television system which serve multiple communities and, in some circumstances, portions of the system extends into jurisdictions, such as unincorporated communities, for which we believe no franchise is necessary. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Partnership's clustering strategy. The Partnership has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

COMPETITION

We face competition in the areas of price, services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. We operate in a very competitive business environment which can adversely affect our business and operations.

Through business developments such as the merger of Comcast Corp. and AT&T Broadband, the largest and third largest cable providers in the country and the merger of America Online, Inc. (AOL) and Time Warner Inc., customers have come to expect a variety of services from a single provider. While these mergers are not expected to have a direct or immediate impact on our business, they encourage providers of cable and telecommunications services to expand their service offerings, as cable operators recognize the competitive benefits of a large customer base and expanded financial resources.

Our key competitors include:

DBS. Direct broadcast satellite, known as DBS, is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 19 million subscribers nationwide. DBS service allows the subscriber to receive video and high-speed Internet access services directly via satellite using a relatively small dish antenna, provided the customer enables two-way communication through a separate telephone connection.

Video compression technology and high powered satellites allow DBS providers to offer more than 200 digital channels from a single 32 transponder satellite, thereby surpassing the typical analog cable system. In 2002, major DBS competitors offered a greater variety of channel packages, and were especially competitive at the lower end pricing. In addition, while we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation and multiple units. DBS providers have a national service and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that some consumers continue to prefer our stronger local presence in our markets.

DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in 1999 eliminated this legal impediment. As a result, DBS companies now may retransmit such programming, once they have secured retransmission consent from the popular broadcast stations they wish to carry, and honor mandatory carriage obligations of less popular broadcast stations in the same television markets. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation have begun carrying the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology, and the DBS companies currently offer local broadcast programming only in the larger U.S. markets.

Broadcast Television. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. Traditionally, cable television has provided a higher picture quality and more channel offerings than broadcast television. However, the recent licensing of digital spectrum by the Federal Communications Commission will provide traditional broadcasters with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

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

Telephone Companies and Utilities. The competitive environment has been significantly affected by technological developments and regulatory changes enacted under the 1996 Telecom Act, which was designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable business. The 1996 Telecom Act modified this cross-ownership restriction, making it possible for local exchange carriers, who have considerable resources, to provide a wide variety of video services competitive with services offered by cable systems.

Although telephone companies can lawfully enter the cable television business, activity in this area is currently quite limited. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. The entry of telephone companies as direct competitors in the video marketplace may become more widespread and could adversely affect the profitability and valuation of established cable systems.

Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

Private Cable. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDUs", such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services that are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors. The Federal Communications Commission ruled in 1998 that private cable operators can lease video distribution capacity from local telephone companies and distribute cable programming services over public rights-of-way without obtaining a cable franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeals upheld this Federal Communications Commission policy.

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

The operation of a cable system is extensively regulated by the Federal Communications Commission, some state governments and most local governments. The Federal Communications Commission has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of Federal Communications Commission licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecom Act required the Federal Communications Commission to undertake a number of implementing rulemakings. Moreover, Congress and the Federal Communications Commission have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations.

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

Although the Federal Communications Commission established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service--the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the Federal Communications Commission that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

For regulated cable systems, the basic service tier rate increases are governed by a complicated price cap scheme devised by the Federal Communications Commission that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for system upgrades. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost-of-service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit.

Cable programming service tiers, which are the expanded basic programming packages that offer services other than basic programming and which typically contain satellite-delivered programming, were historically rate regulated by the Federal Communications Commission. Under the 1996 Telecom Act, however, the Federal Communications Commission's authority to regulate cable programming service tier rates expired on March 31, 1999. The Federal Communications Commission still adjudicates cable programming service tier complaints filed prior to that date, but strictly limits its review, and possible refund orders, to the time period prior to March 31, 1999. The elimination of cable programming service tier regulation affords us substantially greater pricing flexibility, subject to competitive factors and customer acceptance.

Premium cable services offered on a per-channel or per-program basis remain unregulated under both the 1992 Cable Act and the 1996 Telecom Act. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the Federal Communications Commission.

Cable Entry into Telecommunications and Pole Attachment Rates. The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The Federal Communications Commission clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the United States Supreme Court.

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

Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. Even then, the Federal Communications Commission revised its open video system policy to leave franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of cable systems serving an overlapping territory. Cable operator buyouts of overlapping local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market, also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the Federal Communications Commission with the limited authority to grant waivers of the buyout prohibition.

Electric Utility Entry into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act of 1935. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the Federal Communications Commission for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the Federal Communications Commission to engage in activities which could include the provision of video programming.

Additional Ownership Restrictions. The 1996 Telecom Act eliminated a statutory restriction on broadcast network/cable cross-ownership, but left in place existing Federal Communications Commission regulations prohibiting local cross-ownership between co-located television stations and cable systems. The District of Columbia Circuit Court of Appeals subsequently struck down this remaining broadcast/cable cross-ownership prohibition, and the Federal Communications Commission has now eliminated the prohibition.

Pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. Circuit Court of Appeals struck down these vertical and horizontal ownership limits as unconstitutional, concluding that the Federal Communications Commission had not adequately justified the specific rules (i.e., the 40% and 30% figures) adopted. The Federal Communications Commission is now considering replacement regulations.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between "must carry" status or "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the Federal Communications Commission determines that cable systems simultaneously must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The Federal Communications Commission tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of the tentative conclusion. The Federal Communications Commission is also considering whether it should maintain its initial ruling that, whenever a digital broadcast signal does become eligible for must carry, a cable operator's obligation is limited to carriage of a single digital video signal. If the Commission reverses itself, and cable operators are required to carry ancillary digital feeds, the burden associated with digital must carry could be significantly increased.

Access Channels. Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The Federal Communications Commission has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited. The Federal Communications Commission rejected a request that unaffiliated Internet service providers be found eligible for commercial leased access.

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business position, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over new competitors and requires such programmers to sell their satellite-delivered programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The Federal Communications Commission recently extended this exclusivity prohibition to October 2007. DBS providers have no similar restrictions on exclusive programming contracts. Pursuant to the Satellite Home Viewer Improvement Act, the Federal Communications Commission has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

Inside Wiring; Subscriber Access. In an order dating back to 1997 and largely upheld in a 2003 reconsideration order, the Federal Communications Commission established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. In another proceeding, the Federal Communications Commission has preempted restrictions on the deployment of private antennae on property within the exclusive use of a condominium owner or tenant, such as balconies and patios. This Federal Communications Commission ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

Other Communications Act Provisions and Regulations of the Federal Communications Commission. In addition to the Communications Act provisions and Federal Communications Commission regulations noted above, there are other statutory provisions and regulations of the Federal Communications Commission covering such areas as:

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

      -     lockbox availability,

      -     antenna structure notification,

      -     tower marking and lighting,

      -     consumer protection and customer service standards,

      -     technical standards,

      -     equal employment opportunity,

      -     consumer electronics equipment compatibility, and

      -     emergency alert systems.

The Federal Communications Commission (the FCC) ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from basic converter functions, which could then be provided by third party vendors. The first phase implementation date was July 1, 2000. As of January 1, 2005, cable operators will be prohibited from placing in service new set-top terminals that integrate security functions and basic converter navigation functions.

The FCC is currently conducting a rulemaking in which it is considering adopting rules to help implement a recent agreement between major cable operators and manufacturers of consumer electronics on "plug and play" digital televisions. The proposed rules would require cable operators to provide "point of deployment" security modules and support to customer-owned digital televisions and similar devices already equipped with built-in set-top box functionality. The rules would also permit the offering of digital programming with certain copy controls built into the programming, subject to limitations on the use of those copy controls. These proposed restrictions, if adopted as proposed, would apply equally to cable operators and to other MVPDs, such as DBS.

Additional Regulatory Policies May Be Added in the Future. The Federal Communications Commission has initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the FCC's review of the AOL-Time Warner merger is yet another expression of regulatory concern regarding control over cable capacity.

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

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements as a condition for providing its consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

Under the 1996 Telecom Act, states and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services, except for certain "competitively neutral" requirements and as necessary to manage the public rights-of-way. This law should facilitate entry into competitive telecommunications services, although certain jurisdictions still may attempt to impose rigorous entry requirements. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services. In a March 2002 decision, the Federal Communications Commission tentatively held that a cable operator's provision of Internet access service should not subject the operator to additional franchising requirements. That decision is currently under appeal to federal court.

EMPLOYEES

The various personnel required to operate the Partnership's business operations are employed by the Partnership, the Corporate General Partner, its subsidiary corporation and Charter. As of December 31, 2002, we had three employees, the cost of which is charged directly to the Partnership. The additional employment costs incurred by the Corporate General Partner, its subsidiary corporation and Charter are allocated and charged to the Partnership for reimbursement pursuant to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") and the management agreement between the Partnership and Enstar Cable Corporation (the "Management Agreement"). Other personnel required to operate the Partnership's business operations are employed by affiliates of the Corporate General Partner. The amounts of these reimbursable costs are set forth in Item 11. "Executive Compensation."

ITEM 2. PROPERTIES

The Partnership owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and owns or leases its service vehicles. The Partnership believes that its properties, both owned and leased, are suitable and adequate for its business operations. The Partnership owns substantially all of the assets related to its cable television operations, including its program production equipment, headend (towers, antennas, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment and tools and maintenance equipment.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such matters will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In December 2002, a proxy was filed with the SEC seeking to obtain approval of the Limited Partners for the sale of the Partnership's remaining cable system and the subsequent liquidation and dissolution of the Partnership. On March 14, 2003, the SEC review process was completed and proxy statements were mailed to the holders of the limited partnership units. A majority vote was reached in March 2003 although the consent solicitation period remains open until May 16, 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

While the Partnership's equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and it is not expected that a market will develop in the future. The approximate number of equity security holders of record was 858 as of December 31, 2002. In addition to restrictions on the transferability of units described in the Partnership Agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

We began making periodic cash distributions to Limited Partners from operations during 1987 and distributed $498,800 ($12.50 per unit) in each of 2001 and 2000. Distributions to Limited Partners totaled $10,976,800 ($275.11 per unit) for the year ended December 31, 2002. The distributions in 2001 were primarily funded from cash flow generated by Partnership operations, which consisted of cash flow generated by the Partnership's cable systems and cash flow distributions received by the Partnership from the Joint Venture. The 2002 distribution was funded primarily by proceeds from the sale of the Partnership's cable systems and distributions from the Joint Venture from the sale of its cable systems. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Upon the completion of the sale of all of the remaining cable systems to Telecommunications Management as discussed herein, the Partnership will be liquidated and all remaining assets distributed to the Limited Partners and the Corporate General Partner.

ITEM 6. SELECTED FINANCIAL DATA

The table below presents selected financial data of the Partnership and the Joint Venture for the five years ended December 31, 2002. This data should be read in conjunction with the Partnership's and Joint Venture's financial statements included in Item 8. "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

I.    THE PARTNERSHIP

                                                                              YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------------------
                                               2002 (1)              2001             2000             1999             1998
                                             ------------        ------------     ------------     ------------     ------------
OPERATIONS STATEMENT DATA
  Revenues                                   $  1,209,200        $  2,374,100     $  2,485,800     $  2,598,500     $  2,649,700
  Operating expenses                             (901,600)         (1,577,300)      (1,598,000)      (1,660,700)      (1,591,700)
  Depreciation and amortization                  (160,300)           (325,700)        (371,300)        (519,600)        (532,000)
                                             ------------        ------------     ------------     ------------     ------------
  Operating income                                147,300             471,100          516,500          418,200          526,000

  Interest income                                  52,100              49,200           86,200           34,300           28,000
  Interest expense                                   --                  --            (13,400)         (12,500)         (13,000)
  Gain on sale of assets                        5,875,800                --               --               --                200
  Equity in net income of Joint Venture         2,361,200             194,500          223,000          237,200          207,100
  Other expense                                      --               (32,300)         (30,700)            --               --
                                             ------------        ------------     ------------     ------------     ------------
  Net income                                 $  8,436,400        $    682,500     $    781,600     $    677,200     $    748,300
                                             ============        ============     ============     ============     ============

  Distributions paid to partners             $ 11,087,700        $    503,800     $    503,800     $    503,800     $    503,800
                                             ============        ============     ============     ============     ============

PER UNIT OF LIMITED PARTNERSHIP
INTEREST:

  Net income                                 $     208.35        $      16.93     $      19.39     $      16.80     $      18.57
                                             ============        ============     ============     ============     ============

  Distributions                              $     275.11        $      12.50     $      12.50     $      12.50     $      12.50
                                             ============        ============     ============     ============     ============

OTHER OPERATING DATA
  Net cash from operating activities         $    601,700        $  1,630,000     $    921,300     $    833,300     $    754,000
  Net cash from investing activities           10,385,200             319,600         (211,000)         (95,500)        (226,300)
  Net cash from financing activities          (11,087,700)           (503,800)        (503,800)        (503,800)        (503,800)
  Capital expenditures                       $    124,200        $    279,300     $    273,500     $    128,200     $    234,500

                                                                                                  AS OF DECEMBER 31,
                                                                  ------------------------------------------------------------------
                                                                      2001           2000               1999           1998
                                                                  -----------     -----------        -----------    -----------
BALANCE SHEET DATA
Total assets                                                      $ 5,414,900     $ 4,467,100      $ 4,150,700      $ 4,048,200
General Partners' deficit                                             (40,400)        (42,200)          (45,000)         (46,800)
Limited Partners' capital                                         $ 4,307,000     $ 4,130,100      $ 3,855,100      $ 3,683,500


                                            AS OF
                                          DECEMBER 31,
                                             2002
                                          -----------
NET ASSETS IN LIQUIDATION DATA
Total assets                              $3,112,600
Net assets in liquidation                 $1,591,600

----------

(1) Comparability of the above information from year to year is affected by the disposition of the Partnership's cable systems in March and April 2002. This information excludes the effect of liquidation costs recorded on December 31, 2002. See Note 2 to our financial statements included with this Annual Report.

II.   ENSTAR CABLE OF MACOUPIN COUNTY

                                            PERIOD FROM
                                             JANUARY 1,
                                              2002 TO                                YEAR ENDED DECEMBER 31,
                                              APRIL 10,        --------------------------------------------------------------------
                                              2002 (1)             2001              2000               1999               1998
                                            -----------        -----------        -----------        -----------        -----------
OPERATIONS STATEMENT DATA

   Revenues                                 $   526,000        $ 1,877,900        $ 1,979,600        $ 1,993,600        $ 2,003,000
   Operating expenses                          (350,000)        (1,135,100)        (1,201,500)        (1,113,700)        (1,060,500)
   Depreciation and amortization                (86,600)          (226,300)          (222,900)          (217,800)          (344,500)
                                            -----------        -----------        -----------        -----------        -----------

   Operating income                              89,400            516,500            555,200            662,100            598,000

   Interest income                                2,200             82,400            116,600             49,500             23,300
   Gain on sale of cable systems              6,918,500                 --                 --                 --                 --
   Other expense                                     --            (15,400)            (2,800)                --                 --
                                            -----------        -----------        -----------        -----------        -----------

   Net income                               $ 7,010,100        $   583,500        $   669,000        $   711,600        $   621,300
                                            ===========        ===========        ===========        ===========        ===========

   Distributions to venturers               $        --        $ 1,800,000        $   189,000        $   105,000        $    37,500
                                            ===========        ===========        ===========        ===========        ===========

OTHER OPERATING DATA

   Net cash from operating activities       $    44,400        $ 1,364,500        $   833,100        $   737,700        $ 1,010,200
   Net cash from investing activities         9,080,300           (899,800)           (79,400)          (232,700)          (205,100)
   Net cash from financing activities                --         (1,800,000)          (189,000)          (105,000)           (37,500)
   Capital expenditures                           1,800            898,600             77,400            196,400            170,900

                                                                                            AS OF DECEMBER 31,
                                                               -----------------------------------------------------------------
                                                                  2001              2000                1999              1998
                                                               ----------        ----------          ----------       ----------
BALANCE SHEET DATA

   Total assets                                                 $3,219,100        $3,938,800         $3,538,900         $3,053,500
   Venturers' capital                                           $2,579,700        $3,796,200         $3,316,200         $2,709,600

                                            AS OF
                                          DECEMBER 31,
                                            2002
                                          --------
NET ASSETS IN LIQUIDATION DATA
Total assets                              $171,700
Net assets in liquidation                 $126,000

(1) Comparability of the above information from year to year is affected by the disposition of the Macoupin Joint Venture's cable systems in and around Macoupin, Illinois in April 2002. See Note 2 to the Macoupin Joint Venture's financial statements included with this Annual Report.

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

We conduct our cable television business operations both (i) through the direct ownership and operation of certain cable television systems and (ii) through our participation as a partner with a one-third (1/3) interest in Enstar Cable of Macoupin County. The Joint Venture is owned equally by us and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.). We participate equally with our co-partners under the Joint Venture's partnership agreement with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering our financial condition and results of operations, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration, and with respect to results of operations, a separate discussion is provided for each entity.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the Partnership's filing of a proxy to obtain the approval of the Limited Partners for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $23,700 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because we are unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in the liquidation of the Partnership as of December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. Distributions from the Partnership were $11,087,700 during the year ended December 31, 2002.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies require our management to make difficult, subjective or complex judgments. We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows:

-     Capitalization of labor and overhead costs;
-     Useful lives of property, plant and equipment; and
-     Impairment of property, plant and equipment.

Capitalization of labor and overhead costs. The cable industry is highly capital intensive and a large portion of our resources is spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2002 and 2001, the net carrying amount of the Partnership's property, plant and equipment (consisting primarily of cable network assets) was $454,600 (representing 14.6% of total assets) and $1,720,200 (representing 31.8% of total assets). Total capital expenditures for the years ended December 31, 2002, 2001 and 2000 were approximately $124,200, $279,300 and $273,500, respectively. As of December 31, 2001, the net carrying amount of the Macoupin Joint Venture's property, plant and equipment (consisting primarily of cable network assets) was $2,198,500 (representing 68.3% of total assets). Total capital expenditures for the years ended December 31, 2001 and 2000 were approximately $898,600 and $77,400, respectively.

Costs associated with network construction, initial customer installations and installation refurbishments are capitalized. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer's dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Direct labor costs directly associated with capital projects are capitalized. We capitalize direct labor costs associated with personnel based upon the specific time devoted to network construction and customer installation activities. Capitalizable activities performed in connection with customer installations include:

- Scheduling a "truck roll" to the customer's dwelling for service connection;

- Verification of serviceability to the customer's dwelling (i.e., determining whether the customer's dwelling is capable of receiving service by our cable network and/or receiving advanced or data services);

- Customer premise activities performed by in-house field technicians and third-party contractors in connection with customer installations, installation of network equipment in connection with the installation of expanded services and equipment replacement and betterment; and

- Verifying the integrity of the customer's network connection by initiating test signals downstream from the headend to the customer's digital set-top terminal.

We capitalize direct labor costs associated with personnel based upon the specific time devoted to network construction and installation activities. Some judgment is involved in the determination of which labor tasks are attributable to capitalizable activities. The Partnership capitalized internal direct labor costs of $14,000, $35,500 and $22,000, for the years ended December 31, 2002, 2001 and 2000, respectively. The Joint Venture capitalized internal direct labor costs of $6,200, $16,600 and $15,200, for the years ended December 31, 2002, 2001 and 2000, respectively.

Judgment is required to determine the extent to which indirect costs ("overhead") are incurred as a result of specific capital activities, and therefore should be capitalized. We capitalize overhead based upon an estimate of the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized. We have established the overhead rates based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs which is directly attributable to capitalizable activities. The primary costs that are included in the determination of the overhead rate are
(i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of dispatch personnel that directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our development activities could affect the extent to which we capitalized direct labor or overhead in the future. The Partnership capitalized overhead of $13,900, $31,900 and $19,900, respectively, for the years ended December 31, 2002, 2001 and 2000. The Joint Venture capitalized overhead of $6,100, $14,900 and $13,600, respectively, for the years ended December 31, 2002, 2001 and 2000.

Useful lives of property, plant and equipment. In accordance with GAAP, we evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, and revise such lives to the extent warranted by changing facts and circumstances. Any change in the estimate of remaining lives would be recorded prospectively as required by APB No. 20. While we believe our current useful life estimates are reasonable, a significant change in assumptions about the extent or timing of future asset retirements and replacements, or in our upgrade program, could materially affect future depreciation expense.

The Partnership's depreciation expense related to property, plant and equipment totaled $158,500, $286,300 and $274,300, representing approximately 14.9%, 15.0%
and 13.9% of operating expenses, for the years ended December 31, 2002, 2001 and 2000, respectively. The Joint Venture's depreciation expense related to property, plant and equipment totaled $83,500, $214,200 and $210,800, representing approximately 19.1%, 15.7% and 14.8% of operating expenses, for the period ended April 10, 2002 and the years ended December 31, 2001 and 2000, respectively. Depreciation is recorded using the straight-line method over management's estimate of the estimated useful lives of the related assets as follows:

           Cable distribution systems                      5-15 years
           Vehicles                                          3 years
           Furniture and equipment                           5-7 years
           Leasehold improvements          Shorter of life of lease or useful life of asset

Impairment of property, plant and equipment. As discussed above, the net carrying value of our property, plant and equipment is significant. We are required under SFAS No. 144 to evaluate the recoverability of our property, plant and equipment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the market value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. Under SFAS No. 144, a long-lived asset is deemed impaired when the carrying amount of such asset exceeds the projected undiscounted future cash flows associated with the asset.

RESULTS OF OPERATIONS

   THE PARTNERSHIP

   YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain the approval of the Limited Partners for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $23,700 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because we are unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation of the Partnership as of December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. Distributions from the Partnership were $11,087,700 during the year ended December 31, 2002.

Revenues decreased $1,164,900 from $2,374,100 to $1,209,200, or 49.1%, for the year ended December 31, 2002 as compared to 2001. The decrease was due to a decline in the number of basic and premium service customers coupled with the sale of the Partnership's Illinois cable systems in April 2002. As of December 31, 2002 and 2001, we had approximately 1,600 and 4,900 basic service customers, respectively, and 300 and 1,100 premium service customers, respectively.

Service costs decreased $353,500 from $825,900 to $472,400, or 42.8%, for the year ended December 31, 2002 as compared to 2001. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to the sale of the Partnership's Illinois cable systems in April 2002.

General and administrative expenses decreased $170,400 from $395,100 to $224,700, or 43.1%, for the year ended December 31, 2002 as compared to 2001, primarily due to the sale of the Partnership's Illinois cable systems in April 2002.

General partner management fees and reimbursed expenses decreased $151,800 from $356,300 to $204,500, or 42.6%, for the year ended December 31, 2002 as compared to 2001. These costs represent administrative costs reimbursed to Charter by the Partnership based on Charter's actual costs incurred. The decrease was primarily due to a decrease in management fees due to a decrease in revenues as a result of the sale of the Partnership's Illinois cable systems in April 2002.

Depreciation and amortization expense decreased $165,400 from $325,700 to $160,300, or 50.8%, for the year ended December 31, 2002 as compared to 2001, due to the sale of the Partnership's Illinois cable systems in April

2002 and the impact of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

Due to the factors described above, operating income decreased $323,800 from $471,100 to $147,300, or by 68.7%, for the year ended December 31, 2002 as compared to 2001.

Interest income, net of interest expense, increased $2,900 from $49,200 to $52,100, or 5.9%, for the year ended December 31, 2002 as compared to 2001. The increase was primarily due to higher average cash balances available for investment in 2002 as a result of our capital expenditures and lower interest rates.

We recognized a $5,875,800 gain in 2002 on the sale of the Partnership's Illinois cable systems in the first half of the year.

Other expense of $32,300 for the years ended December 31, 2001 represents legal and proxy costs associated with the proposed sales of our assets.

Due to the factors described above, net income increased $7,753,900 from $682,500 to $8,436,400 for the year ended December 31, 2002 as compared to 2001.

   YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues decreased $111,700 from $2,485,800 to $2,374,100, or 4.5%, for the year ended December 31, 2001 as compared to 2000. The decrease was due to a decline in the number of basic and premium service customers. As of December 31, 2001 and 2000, we had approximately 4,900 and 5,300 basic service customers, respectively, and 1,100 and 2,000 premium service customers, respectively.

Service costs decreased $7,600 from $833,500 to $825,900, or less than 1%, for the year ended December 31, 2001 as compared to 2000. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in personnel costs and certain costs incurred by us prior to the Charter acquisition that are now incurred by Charter and reimbursed by us, as described above.

General and administrative expenses decreased $23,000 from $418,100 to $395,100, or 5.5%, for the year ended December 31, 2001 as compared to 2000, primarily due to a decrease in professional fees.

General partner management fees and reimbursed expenses increased $9,900 from $346,400 to $356,300, or 2.9%, for the year ended December 31, 2001 as compared to 2000. The increase was primarily due to an increase in the level of such services being provided and billed to us by Charter.

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

Other expense of $32,300 and $30,700 for the years ended December 31, 2001 and 2000, respectively, represent legal and proxy costs associated with the proposed sales of our assets.

Due to the factors described above, net income decreased $99,100 from $781,600 to $682,500, or 12.7%, for the year ended December 31, 2001 as compared to 2000.

   THE JOINT VENTURE

The Joint Venture had no results of operations for the period subsequent to April 10, 2002 as a result of the sale of its cable systems as discussed in Note 2 to the accompanying financial statements of the Joint Venture. The Joint Venture had net income of $7,010,100, of which $6,918,500 was the gain on sale of cable systems. Accordingly, no discussion of operating results for the period from January 1, 2002 to April 10, 2002 and the year ended December 31, 2001, has been provided as such analysis is not meaningful.

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

Other expense increased $12,600 from $2,800 to $15,400 for the year ended December 31, 2001 as compared to 2000. Other expense represents legal and proxy costs associated with the proposed sales of the Joint Venture's assets.

Due to the factors described above, the Joint Venture's net income decreased $85,500 from $669,000 to $583,500, or 12.8%, for the year ended December 31,
2001 as compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

THE PARTNERSHIP

We believe that cash generated by our continuing operations will be adequate to fund any capital expenditures required by our franchise agreements and other liquidity requirements in 2003 and beyond. In light of pending sale transactions, we do not anticipate making significant additional upgrades to the Fulton, Kentucky cable plant or headend electronics.

Operating activities provided $1,028,300 less cash during 2002 than in 2001. Changes in accounts payable, accrued liabilities and due to/from affiliates provided $625,500 less cash primarily due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided $51,200 more cash in 2002 than in the prior year, due to differences in the timing of receivable collections and the payment of prepaid expenses.

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

Investing activities provided $10,065,600 more cash in 2002 than in 2001. The change was primarily due to a $155,100 decrease in capital expenditures and proceeds from the sale of the Partnership's Illinois cable systems of $7,330,300, offset by a $2,579,100 increase in distributions from the Joint Venture.

Investing activities provided $530,600 more cash in 2001 than in 2000. The change was primarily due to a $5,800 increase in capital expenditures and a $600 increase in cash used for intangible assets, offset by a $537,000 increase in distributions from the Joint Venture.

We distributed $11,087,700, $503,800 and $503,800 for the years ended December 31, 2002, 2001 and 2000, respectively. However, there can be no assurances regarding the level, timing, or continuation of future distributions.

The Macoupin Joint Venture distributed $9,537,300, $1,800,000 and $189,000 equally among its three partners in 2002, 2001 and 2000, respectively.

LIQUIDATION BASIS ACCOUNTING AND SALE OF CABLE SYSTEMS

Our Corporate General Partner continues to operate our cable television systems during our divestiture transactions for the benefit of our unitholders.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Fairfield and Shelbyville, Illinois for a total sale price of approximately $7,333,300 and, together with its affiliates, Enstar IV-1 and Enstar IV-2, the sale of the Joint Venture for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600, to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's and the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of the Partnership's and Joint Venture's cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's and Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership and Joint Venture made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly activation of two-way capability, the Partnership and Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

As a result of the above transaction, the Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the joint venturers In January 2003, all remaining assets of the Joint Venture were distributed including a final distribution of $126,000 made to the joint venturers, of which the Partnership's portion is $42,000.

After setting aside $1,400,000 to fund the Fulton, Kentucky headend's working capital needs and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner made distributions from the Joint Venture to the Partnership of their allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. The Partnership made an initial distribution on or about May 15, 2002, with a second distribution made on or about September 24, 2002 from the Charter Sale. Distributions from the Joint Venture were $9,537,300 during the year ended December 31, 2002.

On November 8, 2002, the Partnership entered into an asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,344,000 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and eight other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Telecommunications Management Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In March 2003, a majority of the Limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of its remaining cable systems to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not received. We are currently evaluating our alternatives with respect to this new development.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain the approval of the Limited Partners for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $23,700 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because we are unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation of the Partnership as of December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. Distributions from the Partnership were $11,087,700 during the year ended December 31, 2002.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

INVESTING ACTIVITIES

Significant capital would be required for a comprehensive plant and headend upgrade particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet service and other interactive services, as well as to increase channel capacity and allow a greater variety of video services.

The estimated cost of upgrading our system to two-way capability in order to be able to offer high-speed Internet service from the Fulton, Kentucky headend, as well as to increase channel capacity and allow additional video services, would be approximately $1.5 million (for an upgrade to 550 megahertz (MHz) capacity) to $1.8 million (for an upgrade to 870 MHz capacity). Given pending sale transactions, the high cost of this comprehensive upgrade plan, the limited funds available, and the belief that such a plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. The Corporate General Partner has continued to maintain compliance with franchise agreements and be economically prudent.

FINANCING ACTIVITIES

We were party to a loan agreement with Enstar Finance Company, LLC, a subsidiary Enstar Communication Corporation. The loan agreement provided for a revolving loan facility of $2,000,000 and matured on August 31, 2001. The loan facility was not extended or replaced. Cash generated by our operations together with available cash balances will be used to fund any capital expenditures as required by franchise authorities. However, our present cash reserves will be insufficient to fund a comprehensive upgrade program. If our system is sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete any cable systems upgrades as required by franchise authorities. As a result, the value of our systems would be lower than that of systems rebuilt to a higher technical standard.

We believe it is critical to conserve cash to fund our future liquidity requirements and any anticipated capital expenditures as required by franchise authorities. Accordingly, we do not anticipate distributions to partners at this time, other than those resulting from the pending sales transactions.

CERTAIN TRENDS AND UNCERTAINTIES

Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including us.

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

It is difficult to assess the impact the general economic slowdown will have on future operations. This could result in reduced spending by customers and advertisers, which could reduce the Partnership's revenues and operating cash flow, as well as the collectibility of accounts receivable.

As disclosed in Charter Communications, Inc.'s Annual Report on Form 10-K, the parent of our Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

INFLATION

Certain of our expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material manner, provided that we are able to increase our service prices periodically, of which there can be no assurance. See "Regulation and Legislation."

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on the financial statements of the Partnership.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Partnership for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the financial statements of the Partnership.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the financial statements of the Partnership.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported in our Current Report on Form 8-K, dated June 14, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Corporate General Partner of the Partnership may be considered for certain purposes, the functional equivalent of directors and executive officers. The Corporate General Partner is ECC.

The directors and executive officers of the Corporate General Partner as of March 15, 2003, all of whom have their principal employment in a comparable position with Charter, are named below:

  NAME                                            POSITION
  ----                                            --------

Carl E. Vogel                     President and Chief Executive Officer
Margaret A. Bellville             Executive Vice President and Chief Operating Officer
Steven A. Schumm                  Director of the Corporate General Partner, Executive Vice President, Chief
                                  Administrative Officer and interim Chief Financial Officer

Steven E. Silva                   Executive Vice President - Corporate Development and Chief Technology Officer
Curtis S. Shaw                    Senior Vice President, General Counsel and Secretary
Paul E. Martin                    Senior Vice President, Corporate Controller and Principal Financial Officer
                                  Partnership Matters

Except for executive officers who joined Charter after November 1999, all executive officers were appointed to their position with the Corporate General Partner following Charter's acquisition of control of the Corporate General Partner in November 1999, have been employees of Charter since November 1999, and prior to November 1999, were employees of Charter Investment, Inc., an affiliate of Charter and the Corporate General Partner.

Carl E. Vogel, 45, President and Chief Executive Officer. Mr. Vogel has more than 20 years of experience in telecommunications and the subscription television business. Prior to joining Charter in October 2001, he was a Senior Vice President of Liberty Media Corp., from November 1999 to October 2001, and Chief Executive Officer of Liberty Satellite and Technology, from April 2000 to October 2000. Prior to joining Liberty, Mr. Vogel was an Executive Vice President and Chief Operating Officer of Field Operations for AT&T Broadband and Internet Services, with responsibility of managing operations of all of AT&T's cable broadband properties, from June 1999 to November 1999. From June 1998 to June 1999, Mr. Vogel served as Chief Executive Officer of Primestar, Inc., a national provider of subscription television services, and from 1997 to 1998, he served as Chief Executive Officer of Star Choice Communications. From 1994 through 1997, Mr. Vogel served as the President and Chief Operating Officer of EchoStar Communications. He began his career at Jones Intercable in 1983. Mr. Vogel serves as a director of OnCommand Corporation, and holds a B.S. degree in finance and accounting from St. Norbert College.

Margaret A. Bellville, 49, Executive Vice President and Chief Operating Officer. Before joining Charter in December 2002, Ms. Bellville was President and CEO of Incanta Inc., a technology-based streaming content company, from 2001 to 2002. Incanta Inc. filed for bankruptcy in April 2002. From 1995 to 2001, Ms Bellville worked for Cox Communications, the nation's fourth-largest cable television company. She joined Cox in 1995 as Vice President of Operations and advanced to Executive Vice President of Operations. Ms. Bellville joined Cox from Century Communications, where she served as Senior Vice President of the company's southwest division. Before that, Ms. Bellville served seven years with GTE Wireless in a variety of management and executive-level roles. A graduate of the State University of New York in Binghamton, Ms. Bellville is also a graduate of Harvard Business School's Advanced Management Program. She currently serves on the Dan O'Brien Youth Foundation Board, the Public Affairs committee for the NCTA, the CTAM Board of Directors, and is a trustee and secretary for the industry association Women in Cable and Telecommunications. Ms. Bellville is an inaugural fellow of the Betsy Magness Leadership Institute and has been named "Woman of the Year" by Women in Cable and Telecommunications in California.

Steven A. Schumm, 50, Director of the Corporate General Partner, Executive Vice President, Chief Administrative Officer and interim Chief Financial Officer. Prior to joining Charter Investment in 1998, Mr. Schumm was a partner with Ernst & Young LLP where he worked for 24 years in a variety of professional service and management roles. At the time he joined Charter, Mr. Schumm was Managing Partner of the St. Louis office of Ernst & Young LLP and a member of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

Steven E. Silva, 43, Executive Vice President - Corporate Development and Chief Technology Officer. Mr. Silva joined Charter Investment in 1995. Prior to his promotion to Executive Vice President and Chief Technology Officer in October 2001, he was Senior Vice President - Corporate Development and Technology since September 1999. Mr. Silva previously served in various management positions at U.S. Computer Services, Inc., a billing service provider specializing in the cable industry. He is a member of the board of directors of TV Gateway, LLC.

Curtis S. Shaw, 54, Senior Vice President, General Counsel and Secretary. From 1988 until he joined Charter Investment in 1997, Mr. Shaw served as corporate counsel to NYNEX. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree from Trinity College and a J.D. degree from Columbia University School of Law.

Paul E. Martin, 42, Senior Vice President, Corporate Controller and Principal Financial Officer for Partnership Matters. Mr. Martin joined Charter as Vice President and Corporate Controller since March 2000, and became Principal Financial Officer for Partnership Matters in July 2001 and Senior Vice President in April 2002. Prior to joining Charter in March 2000, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin received a B.S. degree in accounting from the University of Missouri - St. Louis.

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

For the fiscal year ended December 31, 2002, Enstar Cable charged the Partnership management fees of approximately $60,500. For the period from January 1, 2002 to April 10, 2002, Enstar Cable charged the Joint Venture management fees of approximately $21,000. In addition, the Joint Venture paid the Corporate General Partner approximately $5,300 relative to its 1% special interest. The Partnership and Joint Venture also reimbursed Enstar Cable, Charter and its affiliates approximately $144,000 and $63,900, respectively, for system operating management services and direct expenses. In addition, programming services are purchased through Charter. The Partnership and Joint Venture are charged approximately $277,200 and $119,500 for these programming services for fiscal year 2002 and for the period from January 1, 2002 to April 10, 2002, respectively.

Charter as manager of the Corporate General Partner has adopted a code of conduct which covers all employees, including all executive officers, and includes conflict of interest provisions and standards for honest and ethical conduct, a copy of which is attached as Exhibit 14.1 to this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002, the following group of unitholders beneficially owned, in the aggregate, 5% or more of the total outstanding units. As of the date hereof, there is no other person known by the Partnership to own beneficially, or that may be deemed to own beneficially, more than 5% of the units.


                                                                     AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                                                                     -----------------------------------------
        NAME AND ADDRESS OF BENEFICIAL                   SOLE VOTING AND              SHARED VOTING AND          PERCENT OF
               OWNER AND ADDRESS                        DISPOSITIVE POWER             DISPOSITIVE POWER             CLASS
               -----------------                        -----------------             -----------------             -----

Everest Cable Investors, LLC
199 S Los Robles Avenue Ste 440                                 0                                                    5.7
Pasadena, CA 91101                                                                        2,285 (1)
Stephen Feinberg
450 Park Avenue, 28th Floor                                     0                                                    5.7
New York, NY 10022                                                                        2,285 (2)
W. Robert Kohorst
199 S Los Robles Avenue Ste 440                                 0                                                    5.7
Pasadena, CA 91101                                                                        2,285 (3)
Eric J. Branfman
3640 Appleton Street NW                                         0                                                    7.1
Washington, DC 20008                                                                      2,285 (4)

(1) Amount and percent of beneficial ownership listed are based on information received from the Partnership's transfer agent, Gemisys Financial Services. A Schedule 13G filed February 14, 2000 also reflect this ownership interest.

(2) Based on a Schedule 13G filed February 14, 2000. Mr. Feinberg is the co-president of Blackacre Capital Management Corp., which is the general partner of Blackacre Capital Group, L.P., which is the managing member of Blackacre Everest, LLC, which is the first of the three managing members of Everest. Mr. Feinberg possesses the sole power to determine the consent of Blackacre Everest, LLC. Mr. Feinberg also shares the power to determine the consent of Everest Partner, LLC, the second of the three Everest managing member, with Mr. Kohorst. Mr. Feinberg does not directly own any Units.

(3) Based on a Schedule 13G filed February 14, 2000. Mr. Kohorst is the Manager of Everest Properties II, LLC, the third managing member of Everest. He possesses the sole power to determine the consent of Everest Properties II, LLC and, as stated above, also shares the power to determine the consent of Everest Partner, LLC with Mr. Feinberg. Mr. Kohorst does not directly own any Units.

(4) Amount and percent of beneficial ownership listed is based on information received from Enstar IV-3's transfer agent, Gemisys Financial Services. A
      Schedule 13G filed by Mr. Branfman on June 26, 2002 shows beneficial ownership of 2,221 units, or 5.6%

The Corporate General Partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. As of December 31, 2002, the common membership units of Charter Communications Holding Company, LLC are owned 46.5% by Charter, 18.4% by Vulcan Cable III Inc., and 35.1% by Charter Investment, Inc. (assuming conversion of all convertible securities). Charter controls 100% of the voting power of Charter Communications Holding Company LLC. Paul G. Allen owns approximately 7.1% of the outstanding capital stock of Charter and controls approximately 92.9% of the voting power of Charter's common stock, and he is the sole equity owner of Charter Investment, Inc. and Vulcan Cable III Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT SERVICES

On November 12, 1999, Charter acquired ownership of Enstar Communications Corporation ("ECC") from Falcon Holding Group, L.P. and assumed the management services operations previously provided by affiliates Falcon Communications, L.P. Charter now manages the operations of the partnerships of which ECC is the Corporate General Partner, including the Partnership. Commencing November 13, 1999, Charter began receiving management fees and reimbursed expenses which had previously been paid by the Corporate General Partner to Falcon

Communications, L.P.

Pursuant to a Management Agreement dated November 26, 1985 between the Partnership and Enstar Cable Corporation, a subsidiary of the Corporate General Partner, Enstar Cable Corporation provides financial, management, supervisory and marketing services, as necessary to the Partnership's operations. This Management Agreement provides that the Partnership shall pay management fees equal to 5% of the Partnership's gross receipts from customers. In addition, Enstar Cable is to be reimbursed for amounts paid to third parties, the cost of administrative services in an amount equal to the lower of actual cost or the amount the Partnership would be required to pay to independent parties for comparable administrative services, salaries and benefits of employees necessary for day-to-day operation of the Partnership's systems, and an allocable shares of costs associated with facilities required to manage the Partnership's systems. To provide these management services, Enstar Cable Corporation has engaged Charter Communications Holding Company, an affiliate of the Corporate General Partner and Charter, to provide management, consulting, programming and billing services for the Partnership.

Since November 12, 1999, when Charter acquired control of the Corporate General Partner and its subsidiary, Enstar Cable Corporation, as well as Falcon Communications, L.P., the management fees payable have been limited to reimbursement of an allocable share of Charter's management costs, which is less than the fee permitted by the existing agreement. As of December 31, 2002, accrued and unpaid management fees to Charter Communications Holding Company LLC. from the Joint Venture were $144,500. As of December 31, 2002, accrued and unpaid management fees to Charter Communications Holding Company LLC. from the Partnership were $209,500. In addition, the Partnership was charged directly for the salaries and benefits of employees for daily operations, and where shared by other Charter systems, an allocable share of facilities costs, with programming and billing being charged to the Partnership at Charter's actual cost. For the year ended December 31, 2002 and for the period from January 1, 2002 to April 10, 2002, service costs directly attributable to providing cable services to customers which were incurred by Charter and reimbursed by the Partnership and Joint Venture were $277,200 and $119,500, respectively.

CONFLICTS OF INTEREST

The Partnership relies upon the Corporate General Partner and certain of its affiliates to provide general management services, system operating services, supervisory and administrative services and programming. See Item 11. "Executive Compensation" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The executive officers of the Corporate General Partner have their personal employment with Charter, and, as a result, are involved in the management of other cable ventures. Charter expects to continue to enter into other cable ventures. These affiliations subject Charter and the Corporate General Partner and their management to conflicts of interest. These conflicts of interest relate to the time and services that management will devote to the Partnership's affairs.

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

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements

      Reference is made to the Index to Financial Statements on page F-1.

      2.    Financial Statement Schedules

      Reference is made to the Index to Financial Statements on page F-1.

      3.    Exhibits

      Reference is made to the Exhibits Index on Page E-1.

(b)   Reports on Form 8-K

      On February 14, 2003, the registrant filed a current report on Form 8-K dated February 6, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

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

                                    ENSTAR INCOME PROGRAM IV-3, L.P.

                                    By:   Enstar Communications Corporation,
                                          Corporate General Partner

Dated:  April 17, 2003                    By: /s/ Steven A. Schumm
                                              --------------------
                                              Steven A. Schumm
                                              Director, Executive Vice President
                                              Chief Administrative Officer and
                                              Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Dated:  April 17, 2003                    By: /s/ Steven A. Schumm
                                              --------------------
                                              Steven A. Schumm
                                              Director, Executive Vice President
                                              Chief Administrative Officer and
                                              Interim Chief Financial Officer
                                              (Principal Executive Officer) *

Dated:  April 17, 2003                    By: /s/ Paul E. Martin
                                              ------------------
                                              Paul E. Martin
                                              Senior Vice President
                                              and Corporate Controller
                                              (Principal Financial Officer and
                                              Principal Accounting Officer) *

* Indicates position held with Enstar Communications Corporation, the Corporate General Partner of the registrant.

                                 CERTIFICATIONS

Certification of Chief Administrative Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this annual report on Form 10-K of Enstar Income Program IV-3, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003

/s/  Steven A. Schumm
---------------------
Steven A. Schumm
Executive Vice President, Director,
Chief Administrative Officer and
Interim Chief Financial Officer

Certification of Principal Financial Officer

I, Paul E. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of Enstar Income Program IV-3, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003

/s/  Paul E. Martin
--------------------
Paul E. Martin
Senior Vice President and
Corporate Controller (Principal Financial Officer and
Principal Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                   ----
                                                                       ENSTAR INCOME       ENSTAR CABLE
                                                                          PROGRAM          OF MACOUPIN
                                                                        IV-3, L.P.            COUNTY
                                                                        ----------            ------
Independent Auditors' Report                                                F-2                F-17
Report of Independent Public Accountants                                    F-3                F-18
Statement of Net Assets in Liquidation as of December 31, 2002              F-4                F-19
Balance Sheet as of December 31, 2001                                       F-5                F-20
Statement of Changes in Net Assets in Liquidation for the period
     from April 11, 2002 to December 31, 2002                                -                 F-21
Statements of Operations for the years ended
   December 31, 2002, 2001 and 2000                                         F-6                F-22
Statements of Partnership/Venturers' Capital
   (Deficit) for the years ended December 31, 2002, 2001 and 2000           F-7                F-23
Statements of Cash Flows for the years ended
   December 31, 2002, 2001 and 2000                                         F-8                F-24
Notes to Financial Statements                                               F-9                F-25

All financial statement schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Enstar Income Program IV-3, L.P.:

We have audited the accompanying statement of net assets in liquidation of Enstar Income Program IV-3, L.P. (a Georgia limited partnership) as of December 31, 2002 (see Note 2). We have also audited the statements of operations, partnership capital (deficit) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the partners of Enstar Income Program IV-3, L.P. have approved a plan of liquidation. Accordingly, the Partnership has changed its basis of accounting from the going concern basis to a liquidation basis as of December 31, 2002.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Enstar Income Program IV-3, L.P. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

/s/ KPMG, LLP

St. Louis, Missouri
April 11, 2003

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT
                      BEEN REISSUED BY ARTHUR ANDERSEN LLP


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

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 29, 2002

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                             AS OF DECEMBER 31, 2002

ASSETS:

   Cash and cash equivalents                     $ 2,597,700
   Accounts receivable                                 8,700
   Prepaid expenses and other assets                   6,800
   Property, plant and equipment                     454,600
   Franchise cost                                      2,800
   Equity in net assets of Joint Venture              42,000
                                                 -----------
   Total assets                                    3,112,600
                                                 -----------
LIABILITIES:

   Accounts payable and accrued liabilities          293,100
   Due to affiliates                               1,227,900
                                                 -----------
   Total liabilities                               1,521,000
                                                 -----------
NET ASSETS IN LIQUIDATION:
   General Partners                                  (28,400)
   Limited Partners                                1,620,000
                                                 -----------
                                                 $ 1,591,600
                                                 ===========

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 2001

                                     ASSETS

ASSETS:

   Cash                                                                $ 2,698,500
   Accounts receivable                                                      99,100
   Prepaid expenses and other assets                                        14,600
   Equity in net assets of joint venture                                   859,900
   Property, plant and equipment, net of accumulated depreciation
      of $5,472,100                                                      1,720,200
   Franchise cost, net of accumulated amortization of $2,552,200            22,600
                                                                       -----------
         Total assets                                                  $ 5,414,900
                                                                       ===========
             LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:

   Accounts payable                                                    $    51,600
   Accrued liabilities                                                     210,100
   Due to affiliates                                                       886,600
                                                                       -----------
           Total liabilities                                             1,148,300
                                                                       -----------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                                        (40,400)
   Limited Partners                                                      4,307,000
                                                                       -----------
           Total partnership capital                                     4,266,600
                                                                       -----------
           Total liabilities and partnership capital                   $ 5,414,900
                                                                       ===========

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                       2002            2001               2000
                                                                       ----            ----               ----
                                                                   (SEE NOTE 2)
REVENUES                                                            $1,209,200      $ 2,374,100       $ 2,485,800

OPERATING EXPENSES:
   Service costs                                                       472,400          825,900           833,500
   General and administrative expenses                                 224,700          395,100           418,100
   General partner management fees and reimbursed expenses             204,500          356,300           346,400
   Depreciation and amortization                                       160,300          325,700           371,300
                                                                    ----------      -----------       -----------
                                                                     1,061,900        1,903,000         1,969,300
                                                                    ----------      -----------       -----------
           Operating income                                            147,300          471,100           516,500
                                                                    ----------      -----------       -----------
OTHER INCOME (EXPENSE):
   Interest income                                                      52,100           49,200            86,200
   Interest expense                                                         --               --           (13,400)
   Gain on sale of cable systems                                     5,875,800               --                --
   Other                                                                    --          (32,300)          (30,700)
                                                                    ----------      -----------       -----------
                                                                     5,927,900           16,900            42,100
                                                                    ----------      -----------       -----------
           Income before equity in net income of joint venture       6,075,200          488,000           558,600
                                                                    ----------      -----------       -----------
EQUITY IN NET INCOME OF JOINT VENTURE                                2,361,200          194,500           223,000
                                                                    ----------      -----------       -----------
           Net income                                               $8,436,400      $   682,500       $   781,600
                                                                    ==========      ===========       ===========
NET INCOME ALLOCATED TO GENERAL PARTNERS                            $  123,100      $     6,800       $     7,800
                                                                    ==========      ===========       ===========
NET INCOME ALLOCATED TO LIMITED PARTNERS                            $8,313,300      $   675,700       $   773,800
                                                                    ==========      ===========       ===========
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                 $   208.35      $     16.93       $     19.39
                                                                    ==========      ===========       ===========
WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS
OUTSTANDING DURING THE YEAR                                             39,900           39,900            39,900
                                                                    ==========      ===========       ===========

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                              GENERAL         LIMITED
                                                             PARTNERS         PARTNERS              TOTAL
                                                             --------         --------              -----
PARTNERSHIP CAPITAL (DEFICIT), January 1, 2000              $ (45,000)      $  3,855,100       $  3,810,100
   Distributions to partners                                   (5,000)          (498,800)          (503,800)
   Net income                                                   7,800            773,800            781,600
                                                            ---------       ------------       ------------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 2000              (42,200)         4,130,100          4,087,900
   Distributions to partners                                   (5,000)          (498,800)          (503,800)
   Net income                                                   6,800            675,700            682,500
                                                            ---------       ------------       ------------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 2001              (40,400)         4,307,000          4,266,600
   Distributions to partners                                 (110,900)       (10,976,800)       (11,087,700)
   Net income                                                 123,100          8,313,300          8,436,400
                                                            ---------       ------------       ------------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 2002              (28,200)         1,643,500          1,615,300

   Effects of change to liquidation basis (see Note 2)           (200)           (23,500)           (23,700)
                                                            ---------       ------------       ------------
NET ASSETS IN LIQUIDATION, December 31, 2002                $ (28,400)      $  1,620,000       $  1,591,600
                                                            =========       ============       ============

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                       2002                2001               2000
                                                                                       ----                ----               ----
                                                                                   (SEE NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $  8,436,400       $   682,500       $   781,600
   Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization                                                      160,300           325,700           371,300
     Equity in net income of joint venture                                           (2,361,200)         (194,500)         (223,000)
     Gain on sale of cable systems                                                   (5,875,800)               --                --
     Changes in:
       Accounts receivable, prepaid expenses and other assets                            98,400            47,200           (47,200)
       Accounts payable, accrued liabilities and due to affiliates                      143,600           769,100            38,600
                                                                                   ------------       -----------       -----------
           Net cash from operating activities                                           601,700         1,630,000           921,300
                                                                                   ------------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                (124,200)         (279,300)         (273,500)
   Change in intangible assets                                                               --            (1,100)             (500)
   Proceeds from sale of cable system                                                 7,330,300                --                --
   Distributions from joint venture                                                   3,179,100           600,000            63,000
                                                                                   ------------       -----------       -----------
           Net cash from investing activities                                        10,385,200           319,600          (211,000)
                                                                                   ------------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                        (11,087,700)         (503,800)         (503,800)
                                                                                   ------------       -----------       -----------
           Net cash from financing activities                                       (11,087,700)         (503,800)         (503,800)
                                                                                   ------------       -----------       -----------
           Net increase in cash                                                        (100,800)        1,445,800           206,500

CASH, beginning of year                                                               2,698,500         1,252,700         1,046,200
                                                                                   ------------       -----------       -----------
CASH, end of year                                                                  $  2,597,700       $ 2,698,500       $ 1,252,700
                                                                                   ============       ===========       ===========

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

(1) ORGANIZATION

Enstar Income Program IV-3, L.P., a Georgia limited partnership (the "Partnership"), was formed on November 4, 1985, by a partnership agreement, as amended (the "Partnership Agreement"), to acquire, construct, improve, develop and operate cable television systems in various locations in the United States. The Partnership Agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert T. Graff, Jr. to be the General Partners and for the admission of Limited Partners through the sale of interests in the Partnership.

On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter, acquired both the Corporate General Partner, as well as Falcon Communications, L.P. ("Falcon"), the entity that provided management and certain other services to the Partnership. Charter is the nation's third largest cable operator, serving approximately 6.6 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon) provide management and other services to the Partnership. Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership's cable television operations. The Corporate General Partner, Charter and affiliated companies are responsible for the management of the Partnership and its operations.

The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations of the partners, including income taxes.

(2) SALES OF ASSETS AND LIQUIDATION BASIS ACCOUNTING

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Fairfield and Shelbyville, Illinois to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter") for a total sale price of approximately $7,333,300 and, together with its affiliates, Enstar IV-1 and Enstar IV-2, the sale of the Joint Venture for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's and the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of the Partnership's and Joint Venture's cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's and Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership and Joint Venture made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly activation of two-way

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

capability, the Partnership and Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

As a result of the above transaction, the Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the joint venturers In January 2003, all remaining assets of the Joint Venture were distributed including a final distribution of $126,000 made to the joint venturers, of which the Partnership's portion is $42,000.

After setting aside $1,400,000 to fund the Fulton, Kentucky headend's working capital needs and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner made distributions from the Joint Venture to the Partnership of their allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. The Partnership made an initial distribution on or about May 15, 2002, with a second distribution made on or about September 24, 2002 from the Charter Sale. Distributions from the Joint Venture were $9,537,300 during the year ended December 31, 2002, of which the Partnership's portion is $3,179,100.

On November 8, 2002, the Partnership entered into an asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,344,000 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and eight other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Telecommunications Management Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In March 2003, a majority of the Limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of its remaining cable systems to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not received. Management is currently evaluating our alternatives with respect to this new development.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain the approval of the Limited Partners for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $23,700 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because we are unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation of the Partnership as of December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. Distributions from the Partnership were $11,087,700 during the year ended December 31, 2002.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As discussed in Note 2, the financial statements as of December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the statement of net assets in liquidation for such period is presented on a different basis of accounting than the financial statements for the years ended December 31, 2002, 2001 and 2000, which are prepared on the historical cost basis of accounting.

Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Investment in Joint Venture

The Partnership's investment and share of the income or loss in the Joint Venture was accounted for on the equity method of accounting.

Property, Plant and Equipment

Costs associated with initial customer installations and the additions of network equipment are capitalized. The costs of disconnecting service at a customer's dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of drops, are capitalized.

       Cable distribution systems                        5-15 years
       Vehicles                                           3 years
       Furniture and equipment                           5-7 years
       Leasehold improvements         Shorter of life of lease or useful life of asset

Franchise Cost

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Franchise rights acquired through the purchase of cable television systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. This period represents management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Partnership. Amortization expense related to franchises for the years ended December 31, 2002, 2001 and 2000 was $1,800, $38,300 and $97,000, respectively.

As of December 31, 2002, franchise agreements have expired in two of the Partnership's franchise areas where it serves 1,500 basic customers. The Partnership continues to serve these customers while it is in negotiations to extend the franchise agreements and continues to pay franchise fees to the franchise authorities.

Long-Lived Assets

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


The Partnership reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest is less than the carrying amount of the asset, the carrying amount of the asset is reduced to its estimated fair value and an impairment loss is recognized.

Revenue Recognition

Cable television revenues from basic and premium services are recognized when the related services are provided. Advertising revenues are recognized when commercials are broadcast. Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2002, 2001 and 2000, no installation revenues have been deferred, as direct selling costs have exceeded installation revenue.

Local governmental authorities impose franchise fees on the Partnership ranging up to a federally mandated maximum of 5% of gross revenues. Such fees are collected on a monthly basis from the Partnership's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Income Taxes

The Partnership pays no federal income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2002, 2001 and 2000, the book basis of the Partnership's net assets exceeds its tax basis by approximately $173,100, $1,006,400 and $961,400, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2002 in the financial statements is approximately $870,000 less than tax income primarily as a result of differences between tax gain on sale of cable systems versus book gain on sale of cable systems caused principally by book and tax basis differences on the assets sold. The net effect of these accounting differences is that net income for the years ended December 31, 2001 and 2000 in the financial statements is approximately $78,900 and $8,500 more than tax income for the same period, respectively, caused principally by timing differences in depreciation and amortization expense reported by the Partnership and the Joint Venture.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates include useful lives of property, plant and equipment valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

(4) PARTNERSHIP MATTERS

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

(5) EQUITY IN NET ASSETS OF JOINT VENTURE

The Partnership and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.) each own one-third of the Joint Venture. The Joint Venture was initially funded through capital contributions made by each venturer during 1988 of $2,199,700 in cash and $40,000 in capitalized system acquisition and related costs. In 1988, the Joint Venture acquired certain cable television systems in Illinois. Each venturer shared equally in the profits and losses of the Joint Venture. The Joint Venture generated net income of $7,010,100, $583,500 and $669,000 for the period from January 1, 2002 to April 10, 2002 and the years ended December 31, 2001 and 2000, respectively, of which $2,336,700, $194,500 and $223,000 was allocated to the Partnership, respectively. In addition, the Joint Venturer's net assets in liquidation increased by $73,500 of which $24,500 was allocated to the Partnership. The operations of the Joint Venture were significant to the Partnership and its financial statements included elsewhere in this Annual Report should be reviewed in conjunction with these financial statements.

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at historical cost consists of the following as of the dates presented:

                                                 DECEMBER 31,
                                                 ------------
                                            2002             2001
                                            ----             ----
Cable distribution systems             $ 2,514,800       $ 6,836,400
Land and improvements                        2,500            10,100
Vehicles, furniture and equipment          134,500           345,800
                                        ----------        ----------
                                         2,651,800         7,192,300

Less:  accumulated depreciation         (2,197,200)       (5,472,100)
                                        ----------        ----------

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

                                       $    454,600       $ 1,720,200
                                       ============       ===========

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $158,500, $286,300 and $274,300, respectively.

No adjustments have been made to record assets at estimated realizable value as required in liquidation basis accounting due to uncertainties surrounding the sales of the final systems and the final dissolution of the Partnership.

(7) COMMITMENTS AND CONTINGENCIES

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

The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. During the years ended December 31, 2002, 2001 and 2000, the amounts refunded by the Partnership have been insignificant. The Partnership may be required to refund additional amounts in the future.

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

All of the Partnership's customers are served by its system in Fulton, Kentucky and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to maintain insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and insurable risks.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

(8) EMPLOYEE BENEFIT PLAN

The Partnership participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. Contributions of $800, $1,100 and $0 were made during 2002, 2001 and 2000, respectively.

(9) TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. Management fee expense was $60,500, $118,700 and $124,300 for the years ended December 31, 2002, 2001 and 2000, respectively. Management fees are non-interest bearing.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of the Manager's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services and direct expenses approximated $144,000, $237,600 and $222,100 for the years ended December 31, 2002, 2001 and 2000, respectively.

Substantially all programming services had been purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $277,200, $537,500 and $520,300 for the years ended December 31, 2002, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying statements of operations.

As disclosed in Charter Communications, Inc.'s Annual Report on Form 10-K, the parent of the Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

(10) RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on the financial statements of the Partnership.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Partnership for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the financial statements of the Partnership.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the financial statements of the Partnership.

                          INDEPENDENT AUDITORS' REPORT

To the Venturers of
Enstar Cable of Macoupin County:

We have audited the accompanying statement of net assets in liquidation of Enstar Cable of Macoupin County (a Georgia general partnership) as of December 31, 2002, and the related statement of changes in net assets in liquidation for the period from April 11, 2002 to December 31, 2002 (see Note 2). We have also audited the statements of operations, venturers' capital and cash flows for the period from January 1, 2002 to April 10, 2002. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, as a result of the sale of the Venture's systems, the Venture has changed its basis of accounting from the going concern basis to a liquidation basis as of April 10, 2002.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Enstar Cable of Macoupin County as of December 31, 2002, the changes in net assets in liquidation for the period from April 11, 2002 to December 31, 2002, and the results of its operations and its cash flows for the period from January 1, 2002 to April 10, 2002 in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

/s/ KPMG, LLP

St. Louis, Missouri
April 11, 2003

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT
                      BEEN REISSUED BY ARTHUR ANDERSEN LLP


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

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
     March 29, 2002

                         ENSTAR CABLE OF MACOUPIN COUNTY

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                             AS OF DECEMBER 31, 2002

ASSETS:
   Cash and cash equivalents             $171,700
                                         --------
   Total assets                           171,700
                                         --------
LIABILITIES:
   Due to affiliates                       45,700
                                         --------
   Total liabilities                       45,700
                                         --------
NET ASSETS IN LIQUIDATION:
   Enstar Income Program IV-1, L.P.        42,000
   Enstar Income Program IV-2, L.P.        42,000
   Enstar Income Program IV-3, L.P.        42,000
                                         --------
                                         $126,000
                                         ========

                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 2001

                                                                                        2001
                                                                                     ----------
                                     ASSETS

ASSETS:

   Cash                                                                              $  912,800
   Accounts receivable, net                                                              40,800
   Prepaid expenses and other assets                                                      4,100
   Property, plant and equipment, net of accumulated depreciation of $3,033,100       2,198,500
   Franchise cost, net of accumulated amortization of $49,700                            62,200
   Deferred charges, net                                                                    700
                                                                                     ----------

           Total assets                                                              $3,219,100
                                                                                     ==========

                       LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
   Accounts payable                                                                  $   36,400
   Accrued liabilities                                                                  196,100
   Due to affiliates                                                                    406,900
                                                                                     ----------

           Total liabilities                                                            639,400
                                                                                     ----------

VENTURERS' CAPITAL:
   Enstar Income Program IV-1, L.P.                                                     859,900
   Enstar Income Program IV-2, L.P.                                                     859,900
   Enstar Income Program IV-3, L.P.                                                     859,900
                                                                                     ----------

           Total venturers' capital                                                   2,579,700
                                                                                     ----------

           Total liabilities and venturers' capital                                  $3,219,100
                                                                                     ==========


                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

             FOR THE PERIOD FROM APRIL 11, 2002 TO DECEMBER 31, 2002


Additions:
   Reduction in accrued expenses                              $   23,000
   Interest income                                                50,500
                                                              ----------

                                                                  73,500

Deductions:
   Distribution to joint venturers                             9,537,300
                                                              ----------

                                                               9,537,300

Net decrease in net assets in liquidation                     (9,463,800)

NET ASSETS IN LIQUIDATION, beginning of period                 9,589,800
                                                              ----------

NET ASSETS IN LIQUIDATION, end of period                      $  126,000
                                                              ==========


                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                            STATEMENTS OF OPERATIONS

                                        PERIOD FROM
                                         JANUARY 1,
                                          2002 TO       YEAR ENDED DECEMBER 31,
                                         APRIL 10,     ------------------------
                                            2002          2001          2000
                                        ----------     ----------    ----------
                                        (SEE NOTE 2)
REVENUES                                $  526,000     $1,877,900    $1,979,600
                                        ----------     ----------    ----------

OPERATING EXPENSES:
   Service costs                           172,400        619,800       669,500
   General and administrative expenses      87,400        215,200       218,100
   General partner management fees and
     reimbursed expenses                    90,200        300,100       313,900
   Depreciation and amortization            86,600        226,300       222,900
                                        ----------     ----------    ----------

                                           436,600      1,361,400     1,424,400
                                        ----------     ----------    ----------

           Operating income                 89,400        516,500       555,200
                                        ----------     ----------    ----------

OTHER INCOME (EXPENSE):
   Interest income                           2,200         82,400       116,600
   Other expense                                --        (15,400)       (2,800)
                                        ----------     ----------    ----------

                                             2,200         67,000       113,800
                                        ----------     ----------    ----------

GAIN ON SALE OF CABLE SYSTEMS            6,918,500             --            --
                                        ----------     ----------    ----------

           Net income                   $7,010,100     $  583,500    $  669,000
                                        ==========     ==========    ==========

                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                        STATEMENTS OF VENTURERS' CAPITAL

            FOR THE PERIOD FROM JANUARY 1, 2002 TO APRIL 10, 2002 AND
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                    ENSTAR           ENSTAR         ENSTAR
                                    INCOME           INCOME         INCOME
                                    PROGRAM         PROGRAM         PROGRAM
                                  IV-1, L.P.       IV-2, L.P.     IV-3, L.P.        TOTAL
                                 ------------    -------------    -----------   -----------
BALANCE, January 1, 2000         $  1,105,400    $   1,105,400    $1,105,400    $ 3,316,200
   Distributions to venturers         (63,000)         (63,000)      (63,000)      (189,000)
   Net income                         223,000          223,000       223,000        669,000
                                 ------------    -------------    -----------   -----------

BALANCE, December 31, 2000          1,265,400        1,265,400     1,265,400      3,796,200
   Distributions to venturers        (600,000)        (600,000)     (600,000)    (1,800,000)
   Net income                         194,500          194,500       194,500        583,500
                                 ------------    -------------    -----------   -----------

BALANCE, December 31, 2001            859,900          859,900        859,900     2,579,700
   Net income                       2,336,700        2,336,700      2,336,700     7,010,100
                                 ------------    -------------    -----------   -----------

BALANCE, April 10, 2002          $  3,196,600    $   3,196,600    $ 3,196,600   $ 9,589,800
                                 ============    =============    ===========   ===========


                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                            STATEMENTS OF CASH FLOWS


                                                                   PERIOD FROM
                                                                 JANUARY 1, 2002       YEAR ENDED DECEMBER 31,
                                                                   TO APRIL 10,       -------------------------
                                                                      2002                2001          2000
                                                                 ---------------      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  7,010,100        $ 583,500    $  669,000
   Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization                                       86,600          226,300       222,900
     Gain on sale of cable systems                                   (6,918,500)              --            --
     Changes in:
       Accounts receivable, prepaid expenses and other assets            63,200           57,900        21,300
       Accounts payable, accrued liabilities and due to
         affiliates                                                    (197,000)         496,800       (80,100)
                                                                 ---------------      -----------   -----------


           Net cash from operating activities                            44,400        1,364,500       833,100
                                                                 ---------------      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (1,800)        (898,600)      (77,400)
   Increase in intangible assets                                             --           (1,200)       (2,000)
   Proceeds from sale of cable system                                 9,082,100               --            --
                                                                 ---------------      -----------   -----------

           Net cash from investing activities                         9,080,300         (899,800)      (79,400)
                                                                 ---------------      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to venturers                                                --       (1,800,000)     (189,000)
                                                                 ---------------      -----------   -----------

           Net cash from financing activities                                --       (1,800,000)     (189,000)

           Net increase (decrease) in cash                            9,124,700       (1,335,300)      564,700

CASH, beginning of period                                               912,800        2,248,100     1,683,400
                                                                 ---------------      -----------   -----------

CASH, end of period                                                $ 10,037,500        $ 912,800    $2,248,100
                                                                 ===============      ===========   ===========


                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


(1) ORGANIZATION

Enstar Cable of Macoupin County, a Georgia general partnership (the "Venture"), owns and operates cable television systems in small to medium-sized communities in Illinois.

The financial statements do not give effect to any assets that Enstar Income Program IV-1, L.P., Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P. (the "Venturers" or "Partnerships") may have outside of their interest in the Venture, nor to any obligations of the Venturers, including income taxes.

(2) SALES OF ASSETS AND LIQUIDATION BASIS ACCOUNTING

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Venturers completed the sale of the Venture's systems to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter"), for a total sale price of approximately $9,076,800 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Venturers and three other affiliated partnerships (which, together are collectively referred to as the "Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. Each Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Venturers and each of the other Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner of the Venturers sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other, affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Venture and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Venture cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Venture's systems' rural location, and a general inability of a small cable system operator such as the Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Venture made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

As a result of the sale of the Venture's systems, the Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 are stated at estimated realizable values and the liabilities are reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the Venturers. In January 2003, all remaining assets of the Venture were distributed including a final distribution of $126,000 made to the Venturers.

The Corporate General Partner's intention is to settle the outstanding obligations of the Venture and terminate the Venture as expeditiously as possible. Final dissolution of the Venture and related cash distributions to the Venturers will occur upon obtaining final resolution of all liquidation issues.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As discussed in Note 2, the financial statements as of December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the statement of net assets in liquidation for such period is presented on a different basis of accounting than the financial statements for the years ended December 31, 2002, 2001 and 2000, which are prepared on the historical cost basis of accounting.

Cash Equivalents

The Venture considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Property, Plant and Equipment

Costs associated with initial customer installations and the additions of network are capitalized. The costs of disconnecting service at a customer's dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of drops, are capitalized.

             Cable distribution systems                   5-15 years
             Vehicles                                       3 years
             Furniture and equipment                       5-7 years
             Leasehold improvements           Shorter of life of lease or useful
                                                         life of asset

Franchise Cost

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Franchise rights acquired through the purchase of cable television systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. This period represents management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Venture. Amortization expense related to franchises for the period from January 1, 2002 to April 10, 2002 and years ended December 31, 2001 and 2000 was $3,100, $11,500 and $11,000,
respectively.

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

Revenue Recognition

Cable television revenues from basic and premium services are recognized when the related services are provided. Advertising revenues are recognized when commercials are broadcast. Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2002, 2001 and 2000, no installation revenues have been deferred, as direct selling costs have exceeded installation revenues.

Local governmental authorities impose franchise fees on the Venture ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Venture's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


Advertising Costs

The Venture expenses all advertising costs as incurred.

Income Taxes

The Venture pays no federal income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to its Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2002, 2001 and 2000, the book basis of the Venture's net assets exceeds its tax basis by approximately $0, $893,700 and $761,400, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2002 in the financial statements is approximately $880,100 less than tax income primarily as a result of differences between tax gain on sale of cable systems versus book gain in sale of cable systems caused principally by book and tax differences on the assets sold. The net effect of these accounting differences is that net income differs for the years ended December 31, 2001 and 2000 in the financial statements in that net income is approximately $132,300 and $84,500 more than tax income for the same period, respectively, caused principally by timing differences in depreciation and amortization expense.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates include useful lives of property, plant and equipment, valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

(4) JOINT VENTURE MATTERS

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

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at historical cost consists of the following as of December 31, 2001:

                Cable distribution systems                    $  4,982,300
                Land and improvements                               26,300
                Vehicles, furniture and equipment                  223,000
                                                              ------------

                                                                 5,231,600

                Less:  accumulated depreciation                 (3,033,100)
                                                              ------------

                                                              $  2,198,500
                                                              ============

Depreciation expense for the period from January 1, 2002 to April 10, 2002 and the years ended December 31, 2001 and 2000, was $83,500, $214,200 and $210,800,
respectively.

(6) COMMITMENTS AND CONTINGENCIES

Litigation

The Venture is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Venture's financial position or results of operations.

Regulation in the Cable Television Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (FCC), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecommunications Act (the "1996 Telecom Act") altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

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

(7) EMPLOYEE BENEFIT PLAN

The Venture participated in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1,

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


1999, the Profit Sharing Plan was amended, whereby the Venture would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. A contribution of $200, $300 and $0 was made during 2002, 2001 and 2000, respectively.

(8) TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Venture has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Venture pays a monthly management fee of 4% of gross revenues to the Manager. Management fee expense for the period from January 1, 2002 to April 10, 2002 and the years ended December 31, 2001 and 2000, approximated $21,000, $75,100 and $79,200, respectively. In addition, the Venture is also required to distribute to the Corporate General Partner an amount equal to 1% of its gross revenues representing its interest as the Corporate General Partner. Management fee expense for the period from January 1, 2002 to April 10, 2002 and the years ended December 31, 2001 and 2000, approximated $5,300, $18,800 and $19,800, respectively. Management fees are non-interest bearing.

In addition to the monthly management fee, the Management Agreement also provides that the Venture reimburse the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter and its affiliates provide other management and operational services for the Venture. These expenses are charged to the properties served based primarily on the Venture's allocable share of operational costs associated with the services provided. The total amounts charged to the Venture for these services and direct expenses approximated $63,900, $206,200 and $214,900 for the period from January 1, 2002 to April 10, 2002 and the years ended December 31, 2001 and 2000, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Venture for these costs based on its costs. Programming fee expense was $119,500, $400,500 and $401,500 for the period from January 1, 2002 to April 10, 2002 and the years ended December 31, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying statements of operations.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Venture adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Venture's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Venture beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on the financial statements of the Venture.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


Venture for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the financial statements of the Venture.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the financial statements of the Venture.

                                  EXHIBIT INDEX

       EXHIBIT
        NUMBER                         DESCRIPTION
         2.1a     Asset Purchase Agreement, dated November 8, 2002, by and among
                  Telecommunications Management, LLC and Enstar Income Program
                  II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income
                  Program 1984-1, L.P., Enstar Income/Growth Program Six-A,
                  L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P.,
                  Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar
                  Cable of Cumberland Valley (Incorporated by reference to
                  Exhibit 2.1 to the quarterly report on Form 10-Q of Enstar
                  Income Program II-2, L.P. filed on November 12, 2002 (File No.
                  000-14505)).

         2.1b     Letter of Amendment, dated as of February 6, 2003, between
                  Enstar Income Program II-2, L.P., Enstar Income Program IV-3,
                  L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth
                  Program Six-A, L.P., Enstar Vii, L.P., Enstar VIII. L.P.,
                  Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications
                  Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program
                  Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).

         2.2a Asset Purchase Agreement, dated August 29, 2001, by and between Charter Communications Entertainment I, LLC, Interlink
                  Communications Partners, LLC, and Rifkin Acquisitions
                  Partners, LLC and Enstar Income Program II-1, L.P., Enstar
                  Income Program II-2, L.P., Enstar Income Program IV-3, L.P.,
                  Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD
                  Systems Venture, and Enstar Cable of Macoupin County.
                  (Incorporated by reference to the exhibits to the registrant's
                  Current Report on Form 8-K, File No. 000-14505 dated August
                  29, 2001.)

         2.2b     Letter of Amendment, dated September 10, 2001, by and between
                  Charter Communications Entertainment I, LLC, Interlink
                  Communications Partners, LLC, and Rifkin Acquisitions
                  Partners, LLC and Enstar Income Program II-1, L.P., Enstar
                  Income Program II-2, L.P., Enstar Income Program IV-3, L.P.,
                  Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD
                  Systems Venture, and Enstar Cable of Macoupin County.
                  (Incorporated by reference to the exhibits to the registrant's
                  Current Report on Form 8-K, File No. 000-14505 dated August
                  29, 2001.)

         2.3a     Asset Purchase Agreement dated June 21, 2000, by and among
                  Multimedia Acquisition Corp., as Buyer, and Enstar Income
                  Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar
                  Income/Growth Program Six-A, L.P., Enstar VII, Enstar VIII and
                  Enstar X, Ltd., as Sellers. (Incorporated by reference to the exhibits to the Current Report on Form 8-K of Enstar Income
                  Program 1984-1, L.P., File No. 000-13333, filed on June 30,
                  2000.)

         2.3b     Amendment dated September 29, 2000, of the Asset Purchase
                  Agreement dated June 21, 2000, by and among Multimedia
                  Acquisition Corp., as Buyer, and Enstar Income Program 1984-1,
                  L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth
                  Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X,
                  Ltd., as Sellers. (Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income/Growth
                  Program Six-A, L.P., File No. 000-17687 for the quarter ended
                  September 30, 2000.)

         2.4a     Asset Purchase Agreement, dated August 8, 2000, by and among
                  Multimedia Acquisition Corp., as Buyer, and Enstar Income
                  Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar
                  Income Program IV-3, L.P., Enstar Income/Growth Program
                  Five-A, L.P., Enstar Income/Growth Program Five-B, L.P.,
                  Enstar Income/Growth Program Six-A, L.P., Enstar IX and Enstar
                  XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of
                  Cumberland Valley and Enstar Cable of Macoupin County, as
                  Sellers. (Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program II-1,
                  L.P., File No. 000-14508 for the quarter ended June 30, 2000.)

         2.4b     Amendment dated September 29, 2000, of the Asset Purchase
                  Agreement dated August 8, 2000, by and among Multimedia
                  Acquisition Corp., as Buyer, and Enstar Income Program II-1,
                  L.P., Enstar Income Program II-1, L.P., Enstar Income Program
                  IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar
                  IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture,
                  Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin
                  County, as Sellers. (Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program
                  IV-1,

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

         10.8 Franchise Agreement and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Shelbyville, Illinois. (Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 000-15686 for the quarter ended
                  September 30, 1997.)

         10.9 Franchise Ordinance granting a non-exclusive community antenna television system franchise for the City of Carlinville, Illinois.

         21       Subsidiaries: Enstar Cable of Macoupin County

         14.1 Code of Conduct adopted January 28, 2003. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-13333 for the fiscal year ended
                  December 31, 2002.)

         **99.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Chief Administrative Officer).

         **99.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Principal Financial Officer).

         **       filed herewith