Form 10-Q
period 2003-03-31
ENSTAR INCOME PROGRAM IV-3 L P
filed 2003-05-15
CIK 783765

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ==================================

                                    FORM 10-Q

                       ==================================

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________TO _________

                        COMMISSION FILE NUMBER: 000-15686

                        ENSTAR INCOME PROGRAM IV-3, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         GEORGIA                                       58-1648320
-------------------------------           --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                             12405 POWERSCOURT DRIVE
                            ST. LOUIS, MISSOURI 63131
           ----------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (314) 965-0555
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

                        ENSTAR INCOME PROGRAM IV-3, L.P.
        QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003
                                TABLE OF CONTENTS


                                                                                                             PAGE NO.
                                                                                                             --------
PART I. FINANCIAL INFORMATION


Item 1. Financial Statements - Enstar Income Program IV-3, L.P.
          Condensed Statements of Net Assets in Liquidation as of March 31, 2003
            and December 31, 2002                                                                                3
          Condensed Statement of Changes in Net Assets in Liquidation for the three months
            ended March 31, 2003                                                                                 4
          Condensed Statement of Operations for the three months ended March 31, 2002                            5
          Condensed Statement of Cash Flows for the three months ended March 31, 2002                            6
          Notes to Condensed Financial Statements                                                                7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   14
Item 4. Controls and Procedures                                                                                 18

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                                     19
Item 6. Exhibits and Reports on Form 8-K                                                                        19

SIGNATURES                                                                                                      20

CERTIFICATIONS                                                                                                  21

                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)


                                                 MARCH 31,        DECEMBER 31,
                                                    2003              2002
                                                    ----              ----
                                                (UNAUDITED)
ASSETS:
   Cash and cash equivalents                    $ 1,685,700      $ 2,597,700
   Accounts receivable, net                           7,900            8,700
   Prepaid expenses and other assets                 14,600            6,800
   Property, plant and equipment                    454,600          454,600
   Franchise cost                                     2,800            2,800
   Equity in net assets of Joint Venture                 --           42,000
                                                -----------      -----------
   Total assets                                   2,165,600        3,112,600
                                                -----------      -----------
LIABILITIES:
   Accounts payable and accrued liabilities         255,900          293,100
   Due to affiliates                                289,800        1,227,900
                                                -----------      -----------

   Total liabilities                                545,700        1,521,000
                                                -----------      -----------

NET ASSETS IN LIQUIDATION:
   General Partners                                 (28,100)         (28,400)
   Limited Partners                               1,648,000        1,620,000
                                                -----------      -----------
                                                $ 1,619,900      $ 1,591,600
                                                ===========      ===========


           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

           CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

Additions:
   Revenues                                                            $  193,000
   Distribution from Joint Venture                                         42,000
   Interest income                                                          3,800
                                                                       ----------

       Total additions                                                    238,800
                                                                       ----------

Deductions:
   Service costs                                                           76,000
   General and administrative expenses                                     56,400
   General partner management fees and reimbursed expenses                 30,400
   Capital expenditures                                                     2,200
   Equity in changes in net assets in liquidation of Joint Venture         42,000
   Other expense                                                            3,500
                                                                       ----------

       Total deductions                                                   210,500
                                                                       ----------

Net increase in net assets in liquidation                                  28,300

NET ASSETS IN LIQUIDATION, beginning of period                          1,591,600
                                                                       ----------

NET ASSETS IN LIQUIDATION, end of period                               $1,619,900
                                                                       ==========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                        CONDENSED STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

REVENUES                                                       $ 582,100
                                                               ---------

OPERATING EXPENSES:
   Service costs                                                 252,200
   General and administrative expenses                            71,300
   General partner management fees and reimbursed expenses        92,700
   Depreciation and amortization                                  79,800
                                                               ---------

                                                                 496,000
                                                               ---------

          Operating income                                        86,100
                                                               ---------

OTHER INCOME (EXPENSE):
   Interest income                                                11,500
   Other expense                                                 (65,400)
                                                               ---------
                                                                 (53,900)
                                                               ---------
Income before equity in net income of joint venture               32,200

EQUITY IN NET INCOME OF JOINT VENTURE                             40,100
                                                               ---------

NET INCOME                                                     $  72,300
                                                               =========

NET INCOME ALLOCATED TO GENERAL PARTNERS                       $     700
                                                               =========

NET INCOME ALLOCATED TO LIMITED PARTNERS                       $  71,600
                                                               =========

NET INCOME PER UNIT OF LIMITED PARTNERSHIP
   INTEREST                                                    $    1.79
                                                               =========

LIMITED PARTNERSHIP UNITS OUTSTANDING
   DURING PERIOD                                                  39,900
                                                               =========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                        CONDENSED STATEMENT OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $    72,300
   Adjustments to reconcile net income to net cash
      from operating activities:
      Equity in net income of joint venture                (40,100)
      Depreciation and amortization                         79,800
      Changes in:
         Accounts receivable, prepaid expenses and
             other assets                                    5,100
         Accounts payable, accrued liabilities and
             due to affiliates                             135,200
                                                       -----------

            Net cash from operating activities             252,300
                                                       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (14,800)
                                                       -----------

            Net cash from investing activities             (14,800)
                                                       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                              (125,900)
                                                       -----------

            Net cash from financing activities            (125,900)
                                                       -----------

Net increase in cash                                       111,600

CASH, beginning of period                                2,698,500
                                                       -----------
CASH, end of period                                    $ 2,810,100
                                                       ===========

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program IV-3, L.P. (the Partnership) as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three months ended March 31, 2003 are not necessarily indicative of results for the entire year.

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

As discussed in Note 2, the financial statements as of March 31, 2003 and December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed statements of changes in net assets in liquidation for such periods is presented on a different basis of accounting than the financial statements for the three months ended March 31, 2002, which is prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

2. LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

Our Corporate General Partner continues to operate our cable television systems during our divestiture transactions for the benefit of our unitholders.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Fairfield and Shelbyville, Illinois to Charter Communications Entertainment I, LLC ("CCE-I"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter") for a total sale price of approximately $7,333,300 and, together with Enstar Income Program IV-2, L.P. and Enstar Income Program IV-1, L.P. (collectively with the Partnership the "Joint Venturers"), completed the sale of the Enstar Cable of Macoupin County's (the "Joint Venture") systems to CCE-I, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to, with CCE-I, as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership

                        ENSTAR INCOME PROGRAM IV-3, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


and the other affiliated Enstar partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's and the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of the Partnership's and Joint Venture's cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's and Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership and Joint Venture made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly activation of two-way capability, the Partnership and Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

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

On November 8, 2002 the Partnership entered into an asset purchase agreement providing for the sale of its remaining cable system in Fulton, Kentucky to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,344,000 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In March 2003, a majority of the Limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made.

On April 24, 2003, the Partnership entered into another side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The April 24, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit to May 15, 2003 and the Outside Closing Date to September 30, 2003.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $23,700 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statements of net assets in liquidation of the Partnership as of March

                        ENSTAR INCOME PROGRAM IV-3, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


31, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three months ended March 31, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross revenues. The Partnership's management fee expense was $9,700 and $29,100 for the three months ended March 31, 2003 and 2002, respectively. Management fees are non-interest bearing.

Enstar Cable has entered into an identical agreement with the Joint Venture of which the Partnership is a joint venturer and co-general partner, except that the Joint Venture pays Enstar Cable a 4% management fee. The Joint Venture's management fee expense to Enstar Cable approximated $19,000 for the three months ended March 31, 2002. In addition, the Joint Venture is also required to pay the Corporate General Partner an amount equal to 1% of the Joint Venture's gross revenues. The Joint Venture's management fee expense to the Corporate General Partner approximated $4,700 for the three months ended March 31, 2002. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Venture.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's or Joint Venture's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $20,700 and $63,600 for the three months ended March 31, 2003 and 2002, respectively. The total amount charged to the Joint Venture for these costs approximated $49,100 for the three months ended March 31, 2002.

Substantially all programming services are purchased through Charter. Charter charges the Partnership and Joint Venture for these costs based on an allocation of its costs. The Partnership recorded programming fee expense of $38,300 and $137,700 for the three months ended March 31, 2003 and 2002, respectively. The Joint Venture recorded programming fee expense of $107,000 for the three months ended March 31, 2002. Programming fees are included in service costs in the accompanying condensed statements of changes in net assets in liquidation and statements of operations.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

4. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income, excluding gain on sale of cable systems, has been allocated 99% to the Limited Partners and 1% to the General Partners. Gain on sale of cable systems has been allocated in

                        ENSTAR INCOME PROGRAM IV-3, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


accordance with the partnership agreement, first to the Limited Partners and then to the General Partners to eliminate any negative equity balance on the date of sale, and then in the amount of 99% to the Limited Partners and 1% to the General Partners. Gains and losses will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 80% to the Limited Partners and 20% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocation and distributions are made must be funded by the respective partners.

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

5. EQUITY IN NET ASSETS OF ENSTAR CABLE OF MACOUPIN COUNTY (JOINT VENTURE)

The Partnership and two affiliated partnerships, Enstar Income Program IV-1, L.P. (Enstar IV-1) and Enstar Income Program IV-2, L.P. (Enstar IV-2), each own one-third of the Joint Venture. Each of the Venturers share equally in the profits and losses of the Joint Venture. The investment in the Joint Venture is accounted for on the equity method.

As a result of this transaction, the Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the joint venturers. In January 2003, all remaining assets of the Joint Venture were distributed including a final distribution of $126,000 made to the Venturers of which the Partnership's portion is $42,000.

Condensed financial information for the Joint Venture as of December 31, 2002 and for the three months ended March 31, 2003 are presented in the following statement of net assets in liquidation and statement of changes in net assets in liquidation. The condensed results of operations is also presented for the three months ended March 31, 2002. As all remaining assets of the Joint Venture have been distributed, the statement of net assets in liquidation is not presented as of March 31, 2003.

                        ENSTAR INCOME PROGRAM IV-3, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                         ENSTAR CABLE OF MACOUPIN COUNTY
                CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION

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
                                           --------
                                           $126,000
                                           ========

                        ENSTAR INCOME PROGRAM IV-3, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                         ENSTAR CABLE OF MACOUPIN COUNTY
           CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

Deductions:
   Distribution to joint venturers                    $(126,000)
                                                      ---------
Net decrease in net assets in liquidation              (126,000)
NET ASSETS IN LIQUIDATION, beginning of period          126,000
                                                      ---------
NET ASSETS IN LIQUIDATION, end of period              $      --
                                                      =========

                        ENSTAR INCOME PROGRAM IV-3, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                         ENSTAR CABLE OF MACOUPIN COUNTY
                        CONDENSED STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

REVENUES                                                          $474,000
                                                                  --------
OPERATING EXPENSES:
   Service costs                                                   157,900
   General and administrative expenses                              49,200
   General partner management fees and reimbursed expenses          72,800
   Depreciation and amortization                                    75,800
                                                                  --------
                                                                   355,700
                                                                  --------
          Operating income                                         118,300
OTHER INCOME:
   Interest income                                                   2,000
                                                                  --------
NET INCOME                                                        $120,300
                                                                  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to us. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as us. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002, for additional information regarding such matters and the effect thereof on our business.

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

RESULTS OF OPERATIONS

THE PARTNERSHIP

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $23,700 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because we are unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statements of net assets in liquidation of the Partnership as of March 31, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three months ended March 31, 2003.

On April 10, 2002, we completed the sale of all of the Partnership's Illinois cable television systems in and around Fairfield and Shelbyville, Illinois. Accordingly, results of operations for the three months ended March 31, 2003 are not comparable to and are on a different basis of accounting than the three months ended March 31, 2002.

Revenues decreased $389,100 from $582,100 to $193,000, or 66.8%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease was due to a decline in the number of basic and premium service customers as a result of the sale of the Partnership's Illinois cable systems in April 2002. As of March 31, 2003 and 2002, we had approximately 1,600 and 4,900 basic service customers, respectively, and 300 and 900 premium service customers, respectively.

Service costs decreased $176,200 from $252,200 to $76,000, or 69.9%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease was primarily due to the sale of the Partnership's

Illinois cable systems in April 2002.

General and administrative expenses decreased $14,900 from $71,300 to $56,400, or 20.9%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease was primarily due to the sale of the Partnership's Illinois cable systems in April 2002 offset by an increase in professional fees and state taxes.

General partner management fees and reimbursed expenses decreased $62,300 from $92,700 to $30,400, or 67.2%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease was primarily due to a decrease in management fees due to a decrease in revenues as a result of the sale of the Partnership's Illinois cable systems in April 2002.

Depreciation and amortization expense decreased from $79,800 to $0 for the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease was primarily due to the sale of the Partnership's Illinois cable systems in April 2002. In addition, depreciation and amortization ceased upon adoption of liquidation basis accounting.

Interest income decreased $7,700 from $11,500 to $3,800, or 67.0%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease was primarily due to lower average cash balances available for investment during the three months ended March 31, 2003 compared to the corresponding period in 2002 and lower interest rates.

Other expense of $3,500 for the three months ended March 31, 2003 represent costs incurred in connection with the proposed sales transaction. Other expense of $65,400 for the three months ended March 31, 2002 represent costs associated with the sale of the Partnership's Illinois cable systems.

THE JOINT VENTURE

On April 10, 2002, the Joint Venture completed the sale of its cable systems and accordingly had no results of operations for the three months ended March 31, 2003.

Final dissolution of the Joint Venture occurred in January 2003 with the final cash distribution to the joint venturers of $126,000.

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

Cash and cash equivalents decreased $912,000 from $2,597,700 at December 31, 2002 to $1,685,700 at March 31, 2003 primarily due to a repayment of $1,000,000 on the amounts due to affiliates. Amounts due to affiliates at December 31, 2002 primarily represent accrued and unpaid management fees and other allocated expenses accrued since the fourth quarter of 2000. Cash and cash equivalents increased $111,600 from $2,698,500 at December 31, 2001 to $2,810,100 at March
31, 2002 as a result of $252,300 of cash provided by operating activities offset by capital expenditures of $14,800. Capital expenditures in the three months ended March 31, 2003 were $2,200.

We distributed cash of $125,900 to our partners during the three months ended March 31, 2002.

We believe that cash generated by our operations will be adequate to fund any capital expenditures required by our franchise agreements and other liquidity requirements in 2003 and through the proposed sale. In light of pending sale transactions, we do not anticipate making significant additional upgrades to the Fulton, Kentucky cable plant or headend electronics.

INVESTING ACTIVITIES

Significant capital would be required for a comprehensive plant and headend upgrade particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet service and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. The Joint Venture's and our capital expenditures for recent upgrades have been made with available funds, and have enhanced the economic value of the Joint Venture's and our systems and permitted the Joint Venture to maintain compliance with franchise agreements.

The estimated cost of upgrading our system to two-way capability in order to be able to offer high-speed Internet service from the Fulton, Kentucky headend, as well as to increase channel capacity and allow additional video services, would be approximately $1.5 million (for an upgrade to 550 megahertz (MHz) capacity) to $1.8 million (for an upgrade to 870 MHz capacity). Given the high cost of this comprehensive upgrade plan, the limited funds available to us, the pending sale and the belief that such a plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. The Corporate General Partner will continue to maintain compliance with franchise agreements and be economically prudent.

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

LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Fairfield and Shelbyville, Illinois to Charter Communications Entertainment I, LLC ("CCE-I"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter") for a total sale price of approximately $7,333,300 and, together with Enstar Income Program IV-2, L.P. and Enstar Income Program IV-1, L.P., completed the sale of the Macoupin Joint Venture's systems to CCE-I for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to, with CCE-I, as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

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

As a result of the above transaction, the Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the joint venturers. In January 2003, all remaining assets of the Joint Venture were distributed including a final distribution of $126,000 made to the joint venturers, of which the Partnership's portion is $42,000.

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

On November 8, 2002 the Partnership entered into an asset purchase agreement providing for the sale of its remaining cable system in Fulton, Kentucky to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,344,000 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In March 2003, a majority of the Limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made.

On April 24, 2003, the Partnership entered into another side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The April 24, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit to May 15, 2003 and the Outside Closing Date to September 30, 2003.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $23,700 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because we are unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statements of net assets in liquidation of the Partnership as of March 31, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three months ended March 31, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

CERTAIN TRENDS AND UNCERTAINTIES

Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including our properties.

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

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of our Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

It is difficult to assess the impact the general economic slowdown will have on future operations. This could result in reduced spending by customers and advertisers, which could reduce the Joint Venture's and our revenues and operating cash flow, as well as the collectibility of accounts receivable.

INFLATION

Certain of our expenses, including those of the Joint Venture, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that financial results have been, or will be, adversely affected by inflation in a material manner, provided that we are able to increase service prices periodically, of which there can be no assurance.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

Exhibit
 Number     Description of Document
 ------     -----------------------
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

2.1c        Letter of Amendment, dated as of April 24, 2003, between Enstar
            Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar
            Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A,
            L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar
            XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of
            Cumberland Valley and Telecommunications Management, LLC
            (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on April
            25, 2003 (File No. 000-16779)).

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
            Administrative Officer). *

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal
            Financial Officer). *

* filed herewith

(B)   REPORTS ON FORM 8-K

      On February 14, 2003 the registrant filed a current report on Form 8-K dated February 6, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

      On April 25, 2003 the registrant filed a current report on Form 8-K dated April 24, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ENSTAR INCOME PROGRAM IV-3, L.P.

                             By:    ENSTAR COMMUNICATIONS CORPORATION
                                    ---------------------------------
                                    Corporate General Partner

Date:   May 15, 2003         By:    /s/ Paul E. Martin
                                    -----------------------------------------
                             Name:  Paul E. Martin

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

Date: May 15, 2003


/s/  Steven A. Schumm
---------------------
Steven A. Schumm
Director, Executive Vice President,
Chief Administrative Officer and Interim
Chief Financial Officer
(Principal Executive Officer)

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

Date: May 15, 2003





/s/  Paul E. Martin
-------------------
Paul E. Martin
Senior Vice President and
Corporate Controller (Principal Financial Officer and
Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
 Number     Description of Document
 ------     -----------------------
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

2.1c        Letter of Amendment, dated as of April 24, 2003, between Enstar
            Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar
            Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A,
            L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar
            XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of
            Cumberland Valley and Telecommunications Management, LLC
            (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on April
            25, 2003 (File No. 000-16779)).

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
            Administrative Officer). *

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal
            Financial Officer). *

* filed herewith