Form 10-Q
period 2003-06-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 2003-08-14
CIK 783765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM IV-3, L.P.
Quarterly Report on Form 10-Q for the Period ended June 30, 2003
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM IV-3, L.P.
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

                                                                                June 30,    December 31,
                                                                                 2003          2002
                                                                             ------------  ------------
                                                                             (Unaudited)

ASSETS:
   Cash and cash equivalents............................................... $  1,284,900  $  2,597,700
   Accounts receivable, net................................................       11,000         8,700
   Prepaid expenses and other assets.......................................       19,200         6,800
   Property, plant and equipment...........................................      454,600       454,600
   Franchise cost..........................................................        2,700         2,800
   Equity in net assets of Joint Venture...................................           --        42,000
                                                                             ------------  ------------

         Total assets......................................................    1,772,400     3,112,600
                                                                             ------------  ------------

LIABILITIES:
   Accounts payable and accrued liabilities................................      121,500       293,100
   Due to affiliates.......................................................       13,000     1,227,900
                                                                             ------------  ------------

          Total liabilities................................................      134,500     1,521,000
                                                                             ------------  ------------
NET ASSETS IN LIQUIDATION:
   General Partners........................................................      (28,000)      (28,400)
   Limited Partners........................................................    1,665,900     1,620,000
                                                                             ------------  ------------
                                                                            $  1,637,900  $  1,591,600
                                                                             ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)
(Unaudited)

                                                                                   Three Months Ended   Six Months Ended
                                                                                      June 30, 2003       June 30, 2003
                                                                                   ------------------   ----------------
Additions:
  Revenues....................................................................... $           190,300  $        383,300
  Distribution from Joint Venture................................................                  --            42,000
  Interest income................................................................               2,400             6,200
                                                                                   ------------------   ----------------
      Total additions............................................................             192,700           431,500
                                                                                   ------------------   ----------------
Deductions:
  Service costs..................................................................              78,200           160,200
  General and administrative expenses............................................              39,200            89,600
  General partner management fees and reimbursed expenses........................              29,100            59,500
  Capital expenditures...........................................................              17,400            19,600
  Equity in changes in net assets in liquidation of Joint Venture................                  --            42,000
  Other expense..................................................................              10,800            14,300
                                                                                   ------------------   ----------------
      Total deductions...........................................................             174,700           385,200
                                                                                   ------------------   ----------------
Net increase in net assets in liquidation........................................              18,000            46,300

NET ASSETS IN LIQUIDATION, beginning of period...................................           1,619,900         1,591,600
                                                                                   ------------------   ----------------
NET ASSETS IN LIQUIDATION, end of period......................................... $         1,637,900  $      1,637,900
                                                                                   ==================  =================

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                 Three Months Ended    Six Months Ended
                                                                   June 30, 2002         June 30, 2002
                                                                 -------------------   -----------------

REVENUES....................................................... $            241,900  $         824,000
                                                                 -------------------   -----------------

OPERATING EXPENSES:
   Service costs...............................................               88,200            340,500
   General and administrative expenses.........................               68,100            139,300
   General partner management fees and reimbursed expenses.....               45,500            138,200
   Depreciation and amortization ..............................               32,600            112,400
                                                                 -------------------   -----------------
                                                                             234,400            730,400
                                                                 -------------------   -----------------
Operating income...............................................                7,500             93,600
                                                                 -------------------   -----------------
OTHER INCOME:
   Interest income.............................................               21,500             33,000
   Gain on sale of cable systems...............................            5,951,200          5,885,600
                                                                 -------------------   -----------------

                                                                           5,972,700          5,918,600
                                                                 -------------------   -----------------

Income before equity in net income of joint venture............            5,980,200          6,012,200

EQUITY IN NET INCOME OF JOINT VENTURE..........................            2,304,800          2,345,100
                                                                 -------------------   -----------------

NET INCOME..................................................... $          8,285,000  $       8,357,300
                                                                 ===================   =================
NET INCOME ALLOCATED TO GENERAL PARTNERS....................... $            121,600  $         122,300
                                                                 ===================   =================
NET INCOME ALLOCATED TO LIMITED PARTNERS....................... $          8,163,400  $       8,235,000
                                                                 ===================   =================
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST............ $             204.60  $          206.39
                                                                 ===================   =================
LIMITED PARTNERSHIP UNITS OUTSTANDING DURING PERIOD............               39,900             39,900
                                                                 ===================   =================

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................................................... $ 8,357,300
   Adjustments to reconcile net income to net cash flows from operating activities:
      Equity in net income of joint venture............................................  (2,345,100)
      Depreciation and amortization....................................................     112,400
      Gain on sale of cable systems....................................................  (5,885,600)
      Changes in:
      Accounts receivable, prepaid expenses and other assets...........................      87,000
      Accounts payable, accrued liabilities and due to affiliates......................     543,600
                                                                                         -----------
          Net cash flows from operating activities.....................................     869,600
                                                                                         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures................................................................     (22,800)
   Distributions from Joint Venture....................................................   1,330,000
   Proceeds from sale of cable systems.................................................   7,340,100
                                                                                         -----------
          Net cash flows from investing activities.....................................   8,647,300
                                                                                         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners...........................................................  (8,959,600)
                                                                                         -----------
          Net cash flows from financing activities.....................................  (8,959,600)
                                                                                         -----------
NET INCREASE IN CASH ..................................................................     557,300

CASH, beginning of period..............................................................   2,698,500
                                                                                         -----------
CASH, end of period.................................................................... $ 3,255,800
                                                                                         ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program IV-3, L.P. (the Partnership) as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three and six months ended June 30, 2003 are not necessarily indicative of results for the entire year.

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

As discussed in Note 2, the financial statements as of June 30, 2003 and December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed statements of changes in net assets in liquidation for the three and six months ended June 30, 2003 is presented on a different basis of accounting than the financial statements for the three and six months ended June 30, 2002, which is prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

Certain reclassifications have been made to conform to current period presentation.

2. LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

Enstar Communications Corporation, the Corporate General Partner, continues to operate the Partnership's Fulton, Kentucky, cable television system, the Partnership's only remaining cable system, during the divestiture transactions for the benefit of the unit holders.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Fairfield and Shelbyville, Illinois to Charter Communications Entertainment I, LLC ("CCE-I"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter") for a total sale price of approximately $7.3 million and, together with Enstar Income Program IV-2, L.P. and Enstar Income Program IV-1, L.P. (collectively with the Partnership the "Joint Venturers"), completed the sale of the Enstar Cable of Macoupin County's (the "Joint Venture") systems to CCE-I, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter for a total sale price of approximately $9.1 million, the Partnership's one-third share of which is approximately $3.0 million (the "Charter Sale"). The Charter Sale was part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to, with CCE-I, as the "Purchasers") for a total cash sale price of $63.0 million. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated Enstar partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's and the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of the Partnership's and Joint Venture's cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's and Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership and Joint Venture made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly activation of two-way capability, the Partnership and Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

After setting aside $1.4 million to fund the Fulton, Kentucky system's working capital needs and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner made distributions from the Joint Venture to the Partnership of their allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. The Partnership made an initial distribution on or about May 15, 2002 of $9.0 million, with a second distribution of approximately $2.1 million made on or about September 24, 2002 from the Charter Sale.

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

On June 6, 2003, the Partnership entered into a third side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The June 6, 2003 side letter amends the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $1,303,200 relates to the remaining cable systems in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $23,700 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statements of net assets in liquidation of the Partnership as of June 30, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three and six months ended June 30, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross revenues. The Partnership's management fee expense was $9,500 and $12,100 for the three months ended June 30, 2003 and 2002, respectively, and $19,200 and $41,200 for the six months ended June 30, 2003 and 2002, respectively. Management fees are non-interest bearing.

Enstar Cable has entered into an identical agreement with the Joint Venture of which the Partnership is a joint venturer and co-general partner, except that the Joint Venture pays Enstar Cable a 4% management fee. The Joint Venture's management fee expense to Enstar Cable approximated $2,100 and $21,000 for the periods from April 1, 2002 to April 10, 2002 and January 1 to April 10, 2002, respectively. In addition, the Joint Venture is also required to pay the Corporate General Partner an amount equal to 1% of the Joint Venture's gross revenues. The Joint Venture's management fee expense to the Corporate General Partner approximated $500 and $5,300 for the periods from April 1, 2002 to April 10, 2002 and January 1 to April 10, 2002, respectively. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Venture.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's or Joint Venture's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $19,600 and $33,400 for the three months ended June 30, 2003 and 2002, respectively, and $40,300 and $97,000 for the six months ended June 30, 2003 and 2002, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on an allocation of its costs. The Partnership recorded programming fee expense of $44,000 and $55,900 for the three months ended June 30, 2003 and 2002, respectively, and $88,300 and $193,600 for the six months ended June 30, 2003 and 2002, respectively. Programming fees are included in service costs in the accompanying condensed statements of changes in net assets in liquidation and statements of operations.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. The United States Attorney's office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

4. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income excluding gain on sale of cable systems has been allocated 99% to the Limited Partners and 1% to the General Partners. Gain on sale of cable systems has been allocated in accordance with the partnership agreement, first to the Limited Partners and then to the General Partners to eliminate any negative equity balance on the date of sale, and then in the amount of 99% to the Limited Partners and 1% to the General Partners. Gains and losses will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 80% to the Limited Partners and 20% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocation and distributions are made must be funded by the respective partners.

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

As a result of the Charter sale, the Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 are stated at estimated realizable values and the liabilities are reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the joint venturers. The Joint Venture distributed $3,990,000 for the period from April 11, 2002 to June 30, 2002. In January 2003, all remaining assets of the Joint Venture were distributed including a final distribution of $126,000 made to the Venturers of which the Partnership's portion was $42,000.

Condensed financial information for the Joint Venture as of December 31, 2002, for the six months ended June 30, 2003 and for the period from April 11, 2002 to June 30, 2002 are presented in the following statement of net assets in liquidation and condensed statement of changes in net assets in liquidation. The condensed results of operations is also presented for the period from April 1, 2002 to April 10, 2002 and from January 1, 2002 to April 10, 2002. As all remaining assets of the Joint Venture have been distributed, the statement of net assets in liquidation is not presented as of June 30, 2003.

ENSTAR CABLE OF MACOUPIN COUNTY
CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION
DECEMBER 31, 2002

ASSETS:
  Cash and cash equivalents................................. $ 171,700
                                                              ---------
  Total assets..............................................   171,700
                                                              ---------

LIABILITIES:
  Due to affiliates.........................................    45,700
                                                              ---------
  Total liabilities.........................................    45,700
                                                              ---------

NET ASSETS IN LIQUIDATION:
  Enstar Income Program IV-1, L.P...........................    42,000
  Enstar Income Program IV-2, L.P...........................    42,000
  Enstar Income Program IV-3, L.P...........................    42,000
                                                              ---------
                                                             $ 126,000
                                                              =========

ENSTAR CABLE OF MACOUPIN COUNTY
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(Unaudited)

                                                                                        Period from
                                                                  Six Months Ended     April 11, 2002
                                                                    June 30, 2003     to June 30, 2002
                                                                  -----------------   ----------------

Additions:
   Interest income.............................................. $               --  $          24,400
                                                                  -----------------   ----------------
                                                                                 --             24,400
                                                                  -----------------   ----------------
Deductions:
  Distribution to joint venturers...............................           (126,000)        (3,990,000)
                                                                  -----------------   ----------------
                                                                           (126,000)        (3,990,000)
                                                                  -----------------   ----------------
Net change in net assets in liquidation.........................           (126,000)        (3,965,600)

NET ASSETS IN LIQUIDATION, beginning of period..................            126,000          9,589,900
                                                                  -----------------   ----------------
NET ASSETS IN LIQUIDATION, end of period........................ $               --  $       5,624,300
                                                                  =================   ================

ENSTAR CABLE OF MACOUPIN COUNTY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                Period from          Period from
                                                               April 1, 2002       January 1, 2002
                                                             to April 10, 2002    to April 10, 2002
                                                             -----------------    -----------------

REVENUES................................................... $           52,000   $          526,000
                                                             -----------------    -----------------
OPERATING EXPENSES:
   Service costs...........................................             14,400              172,300
   General and administrative expenses.....................             38,200               87,400
   General partner management fees and reimbursed expenses.             17,400               90,200
   Depreciation and amortization...........................             10,800               86,600
                                                             -----------------    -----------------
                                                                        80,800              436,500
                                                             -----------------    -----------------
OPERATING INCOME (LOSS) ...................................            (28,800)              89,500
                                                             -----------------    -----------------
OTHER INCOME:
   Interest income.........................................                200                2,200
   Gain on sale of cable systems...........................          6,918,500            6,918,500
                                                             -----------------    -----------------
                                                                     6,918,700            6,920,700
                                                             -----------------    -----------------
NET INCOME................................................. $        6,889,900  $         7,010,200
                                                             =================    =================

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Partnership's financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have an impact on the Partnership's financial condition or results of operations.

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

RESULTS OF OPERATIONS

THE PARTNERSHIP

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $23,700 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because we are unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statements of net assets in liquidation of the Partnership as of June 30, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three and six months ended June 30, 2003.

On April 10, 2002, we completed the sale of all of the Partnership's Illinois cable television systems in and around Fairfield and Shelbyville, Illinois. Accordingly, results of operations for the three months ended June 30, 2003 are not comparable to and are on a different basis of accounting than the three months ended June 30, 2002.

Revenues decreased $51,600 from $241,900 to $190,300, or 21.3%, and $440,700 from $824,000 to $383,300, or 53.5%, for the three and six months ended June 30, 2003 compared to the corresponding period in 2002. The decrease was primarily as a result of the sale of the Partnership's Illinois cable systems in April 2002. The three and six months ended June 30, 2002 included $44,000 and $428,700, respectively, related to the Illinois cable systems. The remaining decrease is a result of decreases in basic customers. As of June 30, 2003 and 2002, we had approximately 1,600 and 1,700 basic service customers, respectively, and 300 premium service customers, respectively.

Service costs decreased $10,000 from $88,200 to $78,200, or 11.3%, and $180,300 from $340,500 to $160,200, or 53.0%, for the three and six months ended June 30, 2003 compared to the corresponding period in 2002. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease was primarily due to the sale of the Partnership's Illinois cable systems in April 2002 offset by an increase in payroll costs.

General and administrative expenses decreased $28,900 from $68,100 to $39,200, or 42.4%, and $49,700 from $139,300 to $89,600, or 35.7%, for the three and six months ended June 30, 2003 compared to the corresponding period in 2002. The decrease for the three months ended June 30, 2003 was primarily due to the sale of the Partnership's Illinois cable systems and a reduction in professional fees. The decrease for the six months ended June 30, 3003 was primarily due to the sale of the Partnership's Illinois cable systems in April 2002 offset by an increase in professional fees and state taxes.

General partner management fees and reimbursed expenses decreased $16,400 from $45,500 to $29,100, or 36.0%, and $78,700 from $138,200 to $59,500, or 56.9%, for the three and six months ended June 30, 2003 compared to the corresponding period in 2002. The decrease was primarily due to a decrease in management fees due to a decrease in revenues as a result of the sale of the Partnership's Illinois cable systems in April 2002.

Depreciation and amortization expense decreased from $32,600 to $0 and $112,400 to $0 for the three and six months ended June 30, 2003 compared to the corresponding period in 2002. Depreciation and amortization ceased upon adoption of liquidation basis accounting.

Interest income decreased $19,100 from $21,500 to $2,400, or 88.8%, and $26,800 from $33,000 to $6,200, or 81.2%, for the three and six months ended June 30, 2003 compared to the corresponding period in 2002. The decrease was primarily due to lower average cash balances available for investment during the three months ended June 30, 2003 compared to the corresponding period in 2002 as a result of the distributions to partners in May and September 2002.

Gain on sale of cable systems totaled $5,951,200 and $5,885,600 for the three and six months ended June 30, 2002, respectively. Gain on sale of cable systems represents the difference between the net sale proceeds and the net book value of investment in the sold cable systems.

Other expense of $10,800 and $14,300 for the three and six months ended June 30, 2003, respectively, represent costs incurred in connection with the proposed sales transaction.

THE JOINT VENTURE

On April 10, 2002, the Joint Venture completed the sale of its cable systems and accordingly had no results of operations for the three or six months ended June 30, 2003.

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

Cash and cash equivalents decreased $1,312,800 from $2,597,700 at December 31, 2002 to $1,284,900 at June 30, 2003 primarily due to repayments of $1,288,000 on the amounts due to affiliates and remittance of $127,000 in withholding taxes related to the April 2002 sale of the Partnership's Illinois cable systems which had been recorded in accounts payable and accrued expenses. Amounts due to affiliates at December 31, 2002 primarily represent accrued and unpaid management fees and other allocated expenses accrued since the fourth quarter of 2000. Cash and cash equivalents increased $557,300 from $2,698,500 at December 31, 2001 to $3,255,800 at June 30, 2002 as a result of $869,600 of cash provided by operating activities offset by capital expenditures of $22,800. Capital expenditures, which are expensed as incurred in the six months ended June 30, 2003, were $19,600.

We received proceeds from sale of cable systems of $7,340,100 and distributions from Joint Venture of $1,330,000. We distributed cash of $8,959,600 to our partners during the six months ended June 30, 2002.

We believe that cash generated by our operations will be adequate to fund any capital expenditures required by our franchise agreements and other liquidity requirements in 2003 and through the proposed sale. In light of pending sale transactions, we do not anticipate making significant additional upgrades to the Fulton, Kentucky cable plant or headend electronics.

Cash generated by our operations together with available cash balances will be used to fund any capital expenditures as required by franchise authorities. However, our present cash reserves will be insufficient to fund a comprehensive upgrade program. If our system is not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to upgrade our cable system. As a result, the value of our systems would be lower than that of systems rebuilt to a higher technical standard.

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

LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Fairfield and Shelbyville, Illinois to Charter Communications Entertainment I, LLC ("CCE-I"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter") for a total sale price of approximately $7.3 million and, together with Enstar Income Program IV-2, L.P. and Enstar Income Program IV-1, L.P., completed the sale of the Macoupin Joint Venture's systems to CCE-I for a total sale price of approximately $9.1 million, the Partnership's one-third share of which is approximately $3.0 million (the "Charter Sale"). The Charter Sale was part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to, with CCE-I, as the "Purchasers") for a total cash sale price of $63.0 million. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

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

After setting aside $1.4 million to fund the Fulton, Kentucky headend's working capital needs and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner made distributions from the Joint Venture to the Partnership of their allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. The Partnership made an initial distribution on or about May 15, 2002 of $9.0 million, with a second distribution of $2.1 million made on or about September 24, 2002 from the Charter Sale.

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

On June 6, 2003, the Partnership entered into a third side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The June 6, 2003 side letter amends the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $1,303,200 relates to the remaining cable systems in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $23,700 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because we are unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statements of net assets in liquidation of the Partnership as of June 30, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the six months ended June 30, 2003.

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

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of our Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. The United States Attorney's office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on our financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have an impact on our financial condition or results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our Corporate General Partner, including our Chief Administrative Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, we believe that our controls do provide such reasonable assurances.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SALES PROPOSAL. The holders of limited partnership units voted to approve the sale of the Partnership's remaining cable system and the subsequent liquidation and dissolution of the Partnership to Telecommunications Management, LLC.

The voting results to approve the sale are:

FOR	AGAINST	ABSTAIN

24,421	222	50

The voting results to approve the plan to liquidate the Partnership are:

FOR	AGAINST	ABSTAIN

24,425	218	50

There are 39,900 shares outstanding with 821 total holders. 461 total holders voted on this matter. The proxy process expired on May 16, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  EXHIBITS

Exhibit Number	Description of Document

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

2.1d

  Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on May 9, 2003 (File No. 000-16779)).

31.1	Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

On April 25, 2003 the registrant filed a current report on Form 8-K dated April 24, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

On June 9, 2003 the registrant filed a current report on Form 8-K dated November 8, 2002 to announce it had entered into a side letter amending an asset purchase agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM IV-3, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION
Corporate General Partner

Date: August 14, 2003

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

2.1d

Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on May 9, 2003 (File No. 000-16779)).

31.1	Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith