Form 10-Q
period 2003-09-30
ENSTAR INCOME PROGRAM IV-3 L P
filed 2003-11-14
CIK 783765

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------



(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________TO _________

                        COMMISSION FILE NUMBER: 000-15686




                        ENSTAR INCOME PROGRAM IV-3, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                GEORGIA                                                 58-1648320
    --------------------------------------------------------------       ---------------------------------------
    (State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)


                             12405 POWERSCOURT DRIVE
                           ST. LOUIS, MISSOURI 63131
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (314) 965-0555
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]





================================================================================

                        ENSTAR INCOME PROGRAM IV-3, L.P.
      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                     PAGE
                                                                                                                  ----

Item 1. Financial Statements - Enstar Income Program IV-3, L.P.
           Condensed Statements of Net Assets in Liquidation as of September 30, 2003                               3
           and December 31, 2002
           Condensed Statements of Changes in Net Assets in Liquidation for the three and nine months               4
           ended September 30, 2003
           Condensed Statements of Operations for the three and nine months ended September 30, 2002                5
           Condensed Statement of Cash Flows for the nine months ended September 30, 2002                           6
           Notes to Condensed Financial Statements                                                                  7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                      14
Item 4. Controls and Procedures                                                                                    16

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                           17

SIGNATURES                                                                                                         18

EXHIBIT INDEX                                                                                                      19






         =============================================================

                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

================================================================================

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                  (SEE NOTE 2)



                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2003             2002
                                                  -------------     ------------
                                                   (UNAUDITED)

ASSETS:
  Cash and cash equivalents...................     $ 2,502,000      $ 2,597,700
  Accounts receivable, net....................              --            8,700
  Prepaid expenses and other assets...........              --            6,800
  Property, plant and equipment...............              --          454,600
  Franchise cost..............................              --            2,800
  Equity in net assets of Joint Venture.......              --           42,000
  Escrow deposits.............................          45,000               --
                                                   -----------      -----------

    Total assets..............................       2,547,000        3,112,600
                                                   -----------      -----------



LIABILITIES:
  Accounts payable and accrued liabilities....          36,900          293,100
  Due to purchaser............................          45,000               --
  Due to affiliates...........................          63,400        1,227,900
                                                   -----------      -----------

    Total liabilities.........................         145,300        1,521,000
                                                   -----------      -----------

NET ASSETS IN LIQUIDATION:
  General Partners............................           6,700          (28,400)
  Limited Partners............................       2,395,000        1,620,000
                                                   -----------      -----------

                                                   $ 2,401,700      $ 1,591,600
                                                   ===========      ===========





            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

          CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                                   (UNAUDITED)



                                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                           SEPTEMBER 30, 2003      SEPTEMBER 30, 2003
                                                                           ------------------      ------------------


Additions:
  Revenues ...........................................................     $          119,300      $          502,600
  Distribution from Joint Venture ....................................                     --                  42,000
  Interest income ....................................................                  1,000                   7,200
  Excess of net proceeds over net book value of cable systems ........                707,200                 692,900
                                                                           ------------------      ------------------

    Total additions ..................................................                827,500               1,244,700
                                                                           ------------------      ------------------

Deductions:
  Service costs ......................................................                 15,300                 175,500
  General and administrative expenses ................................                 27,200                 116,800
  General partner management fees and reimbursed expenses ............                 17,400                  76,900
  Capital expenditures ...............................................                  3,800                  23,400
  Equity in changes in net assets in liquidation of Joint Venture ....                     --                  42,000
                                                                           ------------------      ------------------

    Total deductions .................................................                 63,700                 434,600
                                                                           ------------------      ------------------

Net increase in net assets in liquidation ............................                763,800                 810,100

NET ASSETS IN LIQUIDATION, beginning of period .......................              1,637,900               1,591,600
                                                                           ------------------      ------------------

NET ASSETS IN LIQUIDATION, end of period .............................     $        2,401,700      $        2,401,700
                                                                           ==================      ==================




            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 2002    SEPTEMBER 30, 2002
                                                                   ------------------    ------------------


REVENUES ......................................................    $          193,600    $        1,017,600
                                                                   ------------------    ------------------

OPERATING EXPENSES:
  Service costs ...............................................                68,800               409,300
  General and administrative expenses .........................                23,600               162,900
  General partner management fees and reimbursed expenses .....                33,800               172,000
  Depreciation and amortization ...............................                23,100               135,500
                                                                   ------------------    ------------------
                                                                              149,300               879,700
                                                                   ------------------    ------------------
Operating income ..............................................                44,300               137,900
                                                                   ------------------    ------------------
OTHER INCOME:
  Interest income .............................................                12,800                45,800
  Gain (loss) on sale of cable systems ........................                (6,800)            5,878,800
                                                                   ------------------    ------------------

                                                                                6,000             5,924,600
                                                                   ------------------    ------------------

Income before equity in net income of joint venture ...........                50,300             6,062,500

EQUITY IN NET INCOME OF JOINT VENTURE .........................                15,700             2,360,800
                                                                   ------------------    ------------------

NET INCOME ....................................................    $           66,000    $        8,423,300
                                                                   ==================    ==================

NET INCOME ALLOCATED TO GENERAL PARTNERS ......................    $              700    $          123,000
                                                                   ==================    ==================

NET INCOME ALLOCATED TO LIMITED PARTNERS ......................    $           65,300    $        8,300,300
                                                                   ==================    ==================

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST ...........    $             1.64    $           208.03
                                                                   ==================    ==================

LIMITED PARTNERSHIP UNITS OUTSTANDING DURING PERIOD ...........                39,900                39,900
                                                                   ==================    ==================




            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.
                        CONDENSED STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................................................     $  8,423,300
Adjustments to reconcile net income to net cash flows from operating activities:
  Equity in net income of joint venture .............................................       (2,360,800)
  Depreciation and amortization .....................................................          135,500
  Gain on sale of cable systems .....................................................       (5,878,800)
  Changes in:
  Accounts receivable, prepaid expenses and other assets ............................           94,500
  Accounts payable, accrued liabilities and due to affiliates .......................          300,700
                                                                                          ------------


    Net cash flows from operating activities ........................................          714,400
                                                                                          ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..............................................................          (74,900)
  Distributions from Joint Venture ..................................................        3,179,100
  Proceeds from sale of cable systems ...............................................        7,333,300
  Other investing activities ........................................................          225,800
                                                                                          ------------

    Net cash flows from investing activities ........................................       10,663,300
                                                                                          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to General Partners .................................................         (110,900)
  Distributions to Limited Partners .................................................      (10,976,800)
                                                                                          ------------

    Net cash flows from financing activities ........................................      (11,087,700)
                                                                                          ------------

NET INCREASE IN CASH ................................................................          290,000

CASH, beginning of period ...........................................................        2,698,500
                                                                                          ------------

CASH, end of period .................................................................     $  2,988,500
                                                                                          ============






            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-3, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program IV-3, L.P. (the Partnership) as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three and nine months ended September 30, 2003 are not necessarily indicative of results for the entire year.

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

As discussed in Note 2, the financial statements as of September 30, 2003 and December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed statements of changes in net assets in liquidation for the three and nine months ended September 30, 2003 is presented on a different basis of accounting than the financial statements for the three and nine months ended September 30, 2002, which were prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

Certain reclassifications have been made to conform to current period presentation.

2.   LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Partnership completed the sale of its only remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total adjusted sales price of approximately $1,170,900 (approximately $800 per customer acquired), subject to post closing adjustments (the Telecommunications Management Sale). The Telecommunications Management Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments. Excess of net proceeds over net book value of cable systems represents the cash proceeds net of transaction costs received from the Telecommunications Management Sale in excess of the net book value of the cable system assets sold.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the Telecommunications Management Sale and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $23,700 of accrued costs of liquidation in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment could not be developed due to uncertainties surrounding the final dissolution of the Partnership, no adjustments were recorded, prior to the sale of the assets, to reflect assets at estimated realizable values or to reflect estimates of future operating results. Accordingly, the assets in the accompanying statements of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Net assets in liquidation as of September 30, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of September 30, 2003 as a result of post

                        ENSTAR INCOME PROGRAM IV-3, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



closing purchase price adjustments and adjustments to estimated costs of liquidation. No adjustments were made to accrued costs of liquidation during the three and nine months ended September 30, 2003.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible. After paying or providing for the payment of the expenses of the sale, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. In November 2003 the Partnership intends to make an initial distribution payment of $1.9 million to the Limited Partners. A final liquidating distribution will occur on or after approximately 13 months following the close of the transaction upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Fairfield and Shelbyville, Illinois to Charter Communications Entertainment I, LLC ("CCE-I"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter") for a total sale price of approximately $7.3 million and, together with Enstar Income Program IV-2, L.P. and Enstar Income Program IV-1, L.P. (collectively with the Partnership the "Joint Venturers"), completed the sale of the Enstar Cable of Macoupin County's (the "Joint Venture") systems to CCE-I, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter for a total sale price of approximately $9.1 million, the Partnership's one-third share of which is approximately $3.0 million (the "Charter Sale"). The Charter Sale was part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to, with CCE-I, as the "Purchasers") for a total cash sale price of $63.0 million. Each Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Selling Partnerships.

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

The Telecommunications Management Sale and Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated Enstar partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's and the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of the Partnership's and Joint Venture's cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's and Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership and Joint Venture made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly activation of two-way capability, the Partnership and Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

                        ENSTAR INCOME PROGRAM IV-3, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



3.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross revenues. The Partnership's management fee expense was $6,000 and $9,700 for the three months ended September 30, 2003 and 2002, respectively, and $25,100 and $50,900 for the nine months ended September 30, 2003 and 2002, respectively. Management fees are non-interest bearing.

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

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Partnership and the Joint Venture. These expenses are charged to the properties served based primarily on the Partnership's or Joint Venture's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $11,400 and $24,100 for the three months ended September 30, 2003 and 2002, respectively, and $51,800 and $121,100 for the nine months ended September 30, 2003 and 2002, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $29,500 and $43,200 for the three months ended September 30, 2003 and 2002, respectively, and $117,900 and $236,800 for the nine months ended September 30, 2003 and 2002, respectively. Programming fees are included in service costs in the accompanying condensed statements of changes in net assets in liquidation and statements of operations.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

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

Distributions have been allocated in accordance with the partnership agreement, 99% to the Limited Partners and 1% to the General Partners. Distributions will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 80% to the Limited Partners and 20% to the General Partners. Upon dissolution of the Partnership, distributions will be made in amounts equal to the respective partners remaining capital account balances. Any negative capital account balances remaining after all allocation and distributions are made must be funded by the respective partners.

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

As a result of the Charter sale, the Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 are stated at estimated realizable values and the liabilities are reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the joint venturers. The Joint Venture distributed $3,990,000 for the period from April 11, 2002 to September 30, 2002. In January 2003, all remaining assets of the Joint Venture were distributed including a final distribution of $126,000 made to the Venturers of which the Partnership's portion was $42,000.

Condensed financial information for the Joint Venture as of December 31, 2002, for the nine months ended September 30, 2003 and for the period from April 11, 2002 to September 30, 2002 are presented in the following statement of net assets in liquidation and condensed statement of changes in net assets in liquidation. The condensed results of operations is also presented for the period from April 1, 2002 to April 10, 2002 and from January 1, 2002 to April 10, 2002. As all remaining assets of the Joint Venture have been distributed, the statement of net assets in liquidation is not presented as of September 30, 2003.

                        ENSTAR INCOME PROGRAM IV-3, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




                         ENSTAR CABLE OF MACOUPIN COUNTY
                CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION

                                DECEMBER 31, 2002



ASSETS:
  Cash and cash equivalents .....................................  $171,700
                                                                   --------

  Total assets ..................................................   171,700
                                                                   --------


LIABILITIES:
  Due to affiliates .............................................    45,700
                                                                   --------

  Total liabilities .............................................    45,700
                                                                   --------


NET ASSETS IN LIQUIDATION:
  Enstar Income Program IV-1, L.P ...............................    42,000
  Enstar Income Program IV-2, L.P ...............................    42,000
  Enstar Income Program IV-3, L.P ...............................    42,000
                                                                   --------

                                                                   $126,000
                                                                   ========

                        ENSTAR INCOME PROGRAM IV-3, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




                         ENSTAR CABLE OF MACOUPIN COUNTY
          CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)




                                                                     NINE MONTHS                  PERIOD FROM
                                                                        ENDED                  APRIL 11, 2002 TO
                                                                  SEPTEMBER 30, 2003           SEPTEMBER 30, 2002
                                                                  ------------------           ------------------

Additions:
  Reduction in accrued costs of liquidation ............          $               --           $           22,400
  Interest income ......................................                          --                       49,500
                                                                  ------------------           ------------------

                                                                                  --                       71,900
                                                                  ------------------           ------------------

Deductions:
  Distribution to joint venturers ......................                    (126,000)                  (9,537,300)
                                                                  ------------------           ------------------
                                                                            (126,000)                  (9,537,300)
                                                                  ------------------           ------------------


Net change in net assets in liquidation ................                    (126,000)                   9,609,200

NET ASSETS IN LIQUIDATION, beginning of period .........                     126,000                    9,589,900
                                                                  ------------------           ------------------

NET ASSETS IN LIQUIDATION, end of period ...............          $               --           $       19,199,100
                                                                  ==================           ==================

                        ENSTAR INCOME PROGRAM IV-3, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




                         ENSTAR CABLE OF MACOUPIN COUNTY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                        PERIOD FROM          PERIOD FROM
                                                                     APRIL 1, 2002 TO      JANUARY 1, 2002
                                                                      APRIL 10, 2002      TO APRIL 10, 2002
                                                                     ----------------     -----------------


REVENUES ........................................................     $       52,000      $         526,000
                                                                      --------------      -----------------


OPERATING EXPENSES:
  Service costs .................................................             14,400                172,300
  General and administrative expenses ...........................             38,200                 87,400
  General partner management fees and reimbursed expenses .......             17,400                 90,200
  Depreciation and amortization .................................             10,800                 86,600
                                                                      --------------      -----------------


                                                                              80,800                436,500
                                                                      --------------      -----------------

OPERATING INCOME (LOSS) .........................................            (28,800)                89,500
                                                                      --------------      -----------------
OTHER INCOME:
  Interest income ...............................................                200                  2,200
  Gain on sale of cable systems .................................          6,918,500              6,918,500
                                                                      --------------      -----------------

                                                                           6,918,700              6,920,700
                                                                      --------------      -----------------


NET INCOME ......................................................     $    6,889,900      $       7,010,200
                                                                      ==============      =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report includes certain forward-looking statements regarding, among other things, our future costs of liquidation, legal requirements, and our estimated future distributions. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the costs required to liquidate the partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002 for additional information regarding such matters and the effect thereof on our business.

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Partnership completed the sale of its only remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total adjusted sales price of approximately $1,170,900 (approximately $800 per customer acquired), subject to post closing adjustments (the Telecommunications Management Sale). The Telecommunications Management Sales was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments. Excess of net proceeds over net book value of cable systems represents the cash proceeds net of transaction costs received from the Telecommunications Management Sale in excess of the net book value of the cable system assets sold.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the Telecommunications Management Sale and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $23,700 of accrued costs of liquidation in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment could not be developed due to uncertainties surrounding the final dissolution of the Partnership, no adjustments were recorded, prior to the sale of the assets, to reflect assets at estimated realizable values or to reflect estimates of future operating results. Accordingly, the assets in the accompanying statements of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Net assets in liquidation as of September 30, 2003 represent the estimated distributions of the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of September 30, 2003 as a result of post closing purchase price adjustments and adjustments to estimated costs of liquidation. No adjustments were made to accrued costs of liquidation during the three and nine months ended September 30, 2003.

We have conducted our cable television business operations both (i) through the direct ownership and operation of certain cable television systems and (ii) through our participation as a partner with a one-third interest in Enstar Cable of Macoupin County (the Joint Venture). Our participation is equal to our affiliated partners, Enstar Income Program IV-1, L.P. (Enstar IV-1) and Enstar Income Program IV-2, L.P. (Enstar IV-2), with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering the financial condition and results of operations for us, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration, and with respect to results of operations, a separate discussion is provided for each entity.

RESULTS OF OPERATIONS

THE PARTNERSHIP

The Partnership operated its properties through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale discussed above. Accordingly, no discussion of operating results for the period from July 1, 2003 to September 30, 2003 and the three months ended September 30, 2002, as well as the period from January 1, 2003 to September 30, 2003 and the nine months ended September 30, 2002, has been provided as such analysis is not relevant.

Net assets in liquidation at September 30, 2003 were $2,401,700, consisting of current assets of $2,547,000, offset by current liabilities of $145,300. The net change in net assets in liquidation for the three and nine months ended September 30, 2003 was an increase of $763,800 and $810,100, respectively, which was primarily due to the excess of net proceeds over the net book value of cable systems.

THE JOINT VENTURE

On April 10, 2002, the Joint Venture completed the sale of its cable systems and accordingly had no operations for the three or nine months ended September 30, 2003.

Final dissolution of the Joint Venture occurred in January 2003 with the final cash distribution to the joint venturers of $126,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $95,700 from $2,597,700 at December 31, 2002 to $2,502,000 at September 30, 2003 primarily due to repayments of $1,343,000 on the amounts due to affiliates and remittance of $127,000 in withholding taxes related to the April 2002 sale of the Partnership's Illinois cable systems which had been recorded in accounts payable and accrued expenses offset by $1,170,900 of proceeds from the Telecommunications Management Sale. Amounts due to affiliates at December 31, 2002 primarily represent accrued and unpaid management fees and other allocated expenses accrued since the fourth quarter of 2000. Cash and cash equivalents increased $290,000 from $2,698,500 at December 31, 2001 to $2,988,500 at September 30, 2002 as a result of $714,400 of cash provided by operating activities, $7,333,300 proceeds from sale of cable system and $3,179,100 distributions from Joint Venture offset by capital expenditures of $74,900 and $11,087,700 distributions to partners. Capital expenditures, which are expensed as incurred in the nine months ended September 30, 2003, were $23,400.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible. After paying or providing for the payment of the expenses of the sale, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. In November 2003 we intend to make an initial distribution payment of $1.9 million to the Limited Partners. A final liquidating distribution will occur on or after approximately 13 months following the close of the transaction upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

CERTAIN TRENDS AND UNCERTAINTIES

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

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      2.1d Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on June 9, 2003 (File No. 000-16779)).

      2.1e Close of Asset Purchase Agreement, dated as of September 11, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar
                VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to
                Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on September 16, 2003 (File No. 000-16779)).

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

(B)  REPORTS ON FORM 8-K

     On September 16, 2003 the registrant filed a current report on Form 8-K dated September 11, 2003 to announce the close of the asset purchase agreement dated November 8, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ENSTAR INCOME PROGRAM IV-3, L.P.

                              By:    ENSTAR COMMUNICATIONS CORPORATION
                                     -------------------------------------------
                                     Corporate General Partner


Date: November 14, 2003       By:    /s/ Paul E. Martin
                                     -------------------------------------------
                              Name:  Paul E. Martin
                              Title: Senior Vice President and Corporate
                                     Controller (Principal Financial Officer and
                                     Principal Accounting Officer)

                                  EXHIBIT INDEX
    Exhibit
    Number      Description of Document
    -------     -----------------------

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

      2.1d Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on June 9, 2003 (File No. 000-16779)).

      2.1e Close of Asset Purchase Agreement, dated as of September 11, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar
                VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to
                Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on September 16, 2003 (File No. 000-16779)).

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