Form 10-K
period 2003-12-31
ENSTAR INCOME PROGRAM IV-3 L P
filed 2004-04-14
CIK 783765

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-15686

ENSTAR INCOME PROGRAM IV-3, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1648320

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive St. Louis, Missouri 63131	(314) 965-0555

(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Securities registered pursuant to Section 12(g) of the Act:	None

Title of each class	Name of each exchange on which registered

Units of Limited Partnership Interest	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

State the aggregate market value of the voting equity securities held by non-affiliates of the registrant: All of the registrant’s 39,900 units of limited partnership interests, its only class of equity securities, are held by non-affiliates. There is no public trading market for the units, and transfers of units are subject to certain restrictions; accordingly, the registrant is unable to state the market value of the units held by non-affiliates.

The Exhibit Index is located at Page E-1.

ENSTAR INCOME PROGRAM IV-3, L.P.

2003 FORM 10-K ANNUAL REPORT

This annual report on Form 10-K is for the year ended December 31, 2003. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us,” and “our” refers to Enstar Income Program IV-3, L.P.

PART I

ITEM 1. BUSINESS.

Introduction

Enstar Income Program IV-3, L.P., a Georgia limited partnership (the “Partnership”), was engaged in the ownership and operation of cable television systems in and around the cities of Fulton, Kentucky and South Fulton, Tennessee.

In 1988, the Partnership entered into a general partnership agreement with two affiliated partnerships, Enstar Income Program IV-1, L.P. (Enstar IV-1) and Enstar Income Program IV-2, L.P. (Enstar IV-2), (which are also cable television limited partnerships sponsored by the general partners) to form Enstar Cable of Macoupin County (the “Joint Venture”). The Joint Venture was formed in order to enable each of its partners to participate in the acquisition and ownership of a more diverse pool of systems by combining certain of their financial resources. The Joint Venture began its cable television business operations in January 1988 with the acquisition of a cable television system providing service in and around the municipalities of Carlinville, Virden, Girard, Thayer and Auburn, Illinois.

The General Partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the “Corporate General Partner”) and Robert T. Graff, Jr. (the “Individual General Partner”). Since its incorporation in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a General Partner of 14 Limited Partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. On November 12, 1999, the Corporate General Partner became an indirect controlled subsidiary of Charter Communications, Inc., also called Charter, a large cable operator, serving approximately 6.54 million customers. The Corporate General Partner is responsible for day-to-day management of the Partnership and its operations. Charter and its affiliates provide management and other services to the Partnership, for which they receive a management fee and reimbursement of expenses.

The principal executive offices of the Partnership and the Corporate General Partner are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555. Charter has a website accessible at http://www.charter.com.

The Partnerships’ public filings are available from the Securities and Exchange Commission at 1-800-SEC-0330 or at Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or at www.sec.gov.

Liquidation Basis Accounting and Sale of Cable Systems

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership’s Illinois cable television systems in and around Fairfield and Shelbyville, Illinois for a total sale price of approximately $7.3 million and, together with its affiliates, Enstar IV-1 and Enstar IV-2, the sale of the Joint Venture for a total sale price of approximately $9.1 million, the Partnership’s one-third share of which is approximately $3.0 million, to Charter Communications Entertainment I, LLC (“CCE-I”), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter (the “Charter Sale”). The Charter Sale was part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the “Charter Selling Partnerships”) sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to as the “Purchasers”) for a total cash sale price of $63.0 million. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership’s General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner’s ultimate parent company, Charter, and therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

As a result of the Charter Sale, the Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the joint venturers. In January 2003, all remaining assets of the Joint Venture were distributed including a final distribution of $126,000 made to the joint venturers, of which the Partnership’s portion is $42,000.

After setting aside $1,400,000 to fund the Fulton, Kentucky headend’s working capital needs and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner made distributions from the Joint Venture to the Partnership of their allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. The Partnership made an initial distribution on or about May 15, 2002, with a second distribution made on or about September 24, 2002 from the Charter Sale. Distributions from the Joint Venture were $9,537,300 during the year ended December 31, 2002, of which the Partnership’s portion is $3,179,100.

On November 8, 2002, the Partnership entered into an asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,344,000 (approximately $825 per customer acquired). This sale was a part of a larger transaction in which the Partnership and eight other affiliated partnerships (which, together with the Partnership are collectively referred to as the “Telecommunications Management Selling Partnerships”) sold all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale was subject to the approval of a majority of the holders of the Partnership’s units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction was subject to certain closing conditions, including regulatory and franchise approvals. In March 2003, a majority of the Limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The February 6, 2003 side letter amended the asset purchase agreement and deposit escrow agreement to extend the date of the second installment of the deposit and the outside closing date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made.

On April 24, 2003, the Partnership entered into another side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The April 24, 2003 side letter amended the asset purchase agreement and deposit escrow agreement to extend the date of the second installment of the deposit to May 15, 2003 and the outside closing date to September 30, 2003.

On June 6, 2003, the Partnership entered into a third side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The June 6, 2003 side letter amended the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $1,303,200 related to the remaining cable system in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

Effective August 31, 2003, the Partnership completed the Telecommunications Management Sale of its only remaining cable system for a total adjusted sales price of approximately $1,170,900 (approximately $800 per customer acquired), subject to post closing adjustments.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner’s experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership’s and the Joint Venture’s systems to operate on a two-way basis with improved technical capacity, insufficiency of the Partnership’s and Joint Venture’s cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership’s and Joint Venture’s systems’ rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades were made, the Corporate General Partner projected that if the Partnership and Joint Venture made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Partnership and Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not have been economically prudent.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of the proxy to obtain the approval of the Limited Partners for the Telecommunications Management Sale and the subsequent liquidation and dissolution of the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Accordingly, the assets in the accompanying statements of net assets in liquidation as of December 31, 2003 have been stated at estimated realizable values and the liabilities have been stated at estimated settlement amounts. The statements of operations, partnership capital and cash flows for the years ended December 31, 2002 and 2001 have been presented on a going concern basis comparable to prior periods and do not reflect the effects of the change to the liquidation basis of accounting. Upon changing to liquidation basis accounting, the Partnership recorded $23,700 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment could not be developed due to uncertainties surrounding the final dissolution of the Partnership, no adjustments were recorded, prior to the sale of the assets, to reflect assets at estimated realizable values or to reflect estimates of future operating results. Accordingly, the assets in the Partnership’s accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Net assets in liquidation as of December 31, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as of December 31, 2003 as a result of post closing adjustments to the sale proceeds received by the Partnership and adjustments to accrued costs of liquidation. The Partnership’s accrued costs of liquidation were increased by $7,400 during the year ended December 31, 2003. No assurance can be given as to the amount of final distributions to be made to the partners.

The Corporate General Partner’s intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of $1.9 million to the Limited Partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

In order to reduce costs during the liquidation period, we submitted a request for a no action letter on October 30, 2003 (the “Letter”) from the Division of Corporation Finance (the “Division”) of the Securities and Exchange Commission seeking to relieve us from filing annual and quarterly reports on Forms 10-K and 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Letter requested that the Division not recommend enforcement action to the Commission against us for not filing these reports, subject to complying with the requirements of the Letter. Our request currently is pending with the Division and no relief has been granted. As such, we will continue to file annual and quarterly reports on Forms 10-K and 10-Q under the Exchange Act pending receipt of a favorable no action letter or until final dissolution of the Partnership. However, in connection with the relief requested by the Letter, we have undertaken not to consent to the admission of any transferee of units as a limited partner in the Partnership, subject to the terms of our partnership agreement, except for transfers for estate planning, gift and intra-family transfer purposes. Following approval of the no action letter, we will continue to provide financial statements to the Limited Partners in a non-public presentation.

Competition

Prior to the Telecommunications Management Sale, we faced competition in the areas of price, services and service reliability. Our key competitors included Direct Broadcast Satellite, broadcast television, traditional overbuilds, telephone companies and utilities, private cable and wireless distribution. Following the Telecommunications Management Sale, we ceased operations and therefore have no competition.

Employees

The various personnel required to operate our business up through the close of the Telecommunications Management Sale were employed by the Corporate General Partner, its subsidiary corporation, and Charter, the cost of which was charged directly to the Partnership. Following the Telecommunications Management Sale, we ceased operations and terminated the remaining employees of the Partnership.

ITEM 2. PROPERTIES.

All of our cable systems and the associated property leased or owned by them were sold effective August 31, 2003.

ITEM 3. LEGAL PROCEEDINGS.

As disclosed in Charter’s annual report on Form 10-K for the year ended December 31, 2003, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter’s results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS.

Restrictions on Admission as Limited Partner

Our only remaining activities include settling our affairs in the normal course of liquidation and our only remaining assets consist of temporary investments in short-term securities and the right to receive certain escrowed amounts. In addition, there has historically been only limited trading in our limited partnership units and the units have never been listed or traded on a public securities exchange or on any similar trading facility. Therefore, in order to reduce costs during the liquidation period, we submitted a request for a no action letter on October 30, 2003 (the “Letter”) from the Division of Corporation Finance (the “Division”) of the Securities and Exchange Commission seeking to relieve us from filing annual and quarterly reports on Forms 10-K and 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Letter requested that the Division not recommend enforcement action to the Commission against us for not filing these reports, subject to complying with the requirements of the Letter. Our request currently is pending with the Division and no relief has been granted. As such, we will continue to file annual and quarterly reports on Forms 10-K and 10-Q under the Exchange Act pending receipt of a favorable no action letter or until final dissolution of the Partnership. However, in connection with the relief requested by the Letter, we have undertaken not to consent to the admission of any transferee of units as a limited partner in the Partnership, subject to the terms of our partnership agreement, except for transfers for estate planning, gift and intra-family transfer purposes. Following approval of the no action letter, we will continue to provide financial statements to the Limited Partners in a non-public presentation.

The approximate number of equity security holders of record was 844 as of December 31, 2003.

Distributions

The amended Partnership Agreement generally provides that all cash distributions, as defined, be distributed 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received aggregate cash distributions equal to their original capital contributions (“Capital Payback”). The Partnership Agreement also provides that all partnership operating profits, gains, operational losses, and credits, all as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the Limited Partners have received cash flow equal to their initial investments, the General Partners will receive a 1% allocation of cash flow from sale or liquidation of a system until the Limited Partners have received an annual simple interest return of at least 12% of their initial investments less any distributions from previous system sales and cash distributions from operations after Capital Payback. Thereafter, the respective allocations will be made 20% to the General Partners and 80% to the Limited Partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual Limited Partners will be based on their respective limited partnership ownership interests.

Upon the disposition of substantially all of the Partnership’s assets, gains shall be allocated first to the Limited Partners having negative capital account balances until their capital accounts are increased to zero, next equally among the General Partners until their capital accounts are increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, distributions will be made in amounts equal to the respective partners remaining capital account balances. Any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners. The Partnership Agreement limits the amount of debt the Partnership may incur.

We began making periodic cash distributions to Limited Partners from operations during 1987 and distributed $498,800 ($12.50 per unit) in 2001. Distributions to Limited Partners totaled $1,875,300 ($47.00 per unit) and $10,976,800 ($275.11 per unit) for the years ended December 31, 2003 and 2002, respectively. The distributions in 2001 were primarily funded from cash flow generated by Partnership operations, which consisted of cash flow generated by the Partnership’s cable systems and cash flow distributions received by the Partnership from the Joint Venture. The 2002 distribution was funded primarily by proceeds from the sale of the Partnership’s cable systems and distributions from the Joint Venture from the sale of its cable systems. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The Corporate General Partner’s intention is to terminate the Partnership as expeditiously as possible in accordance with its partnership agreement. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

ITEM 6. SELECTED FINANCIAL DATA.

The table below presents selected financial data of the Partnership and the Joint Venture for the five years ended December 31, 2003. This data should be read in conjunction with the Partnership’s and Joint Venture’s financial statements and related notes thereto included in Item 8. “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

I. THE PARTNERSHIP

	Year Ended December 31,
	2002 (1)	2001	2000	1999
OPERATIONS STATEMENT DATA
Revenues	$1,209,200	$2,374,100	$2,485,800	$2,598,500
Operating expenses	(901,600)	(1,577,300)	(1,598,000)	(1,660,700)
Depreciation and amortization	(160,300)	(325,700)	(371,300)	(519,600)

Operating income	147,300	471,100	516,500	418,200

Interest income, net	52,100	49,200	72,800	21,800
Gain on sale of assets	5,875,800	—	—	—
Equity in net income of Joint Venture	2,361,200	194,500	223,000	237,200
Other expense	—	(32,300)	(30,700)	—

Net income	$8,436,400	$682,500	$781,600	$677,200

Distributions paid to partners	$11,087,700	$503,800	$503,800	$503,800

Per unit of limited partnership interest:
Net income	$208.35	$16.93	$19.39	$16.80

Distributions	$275.11	$12.50	$12.50	$12.50

OTHER OPERATING DATA
Net cash from operating activities	$601,700	$1,630,000	$921,300	$833,300
Net cash from investing activities	$10,385,200	$319,600	$(211,000)	$(95,500)
Net cash from financing activities	$(11,087,700)	$(503,800)	$(503,800)	$(503,800)
Capital expenditures	$124,200	$279,300	$273,500	$128,200

	As of December 31,
	2001	2000	1999
BALANCE SHEET DATA
Total assets	$5,414,900	$4,467,100	$4,150,700
General Partners’ deficit	$(40,400)	$(42,200)	$(45,000)
Limited Partners’ capital	$4,307,000	$4,130,100	$3,855,100

CHANGES IN NET ASSETS IN LIQUIDATION DATA

For the Year Ended
December 31, 2003
Revenues	$502,600
Distribution from Joint Venture	42,000
Interest income	7,200
Excess of net proceeds over net book value of cable systems	692,900

Total additions	1,244,700

Operating expenses	369,200
Capital expenditures	23,400
Equity in changes in net assets in liquidation of Joint Venture	42,000
Distributions	1,875,300
Increase in accrued costs of liquidation	7,400

Total deductions	2,317,300

Total decrease in net assets in liquidations	$(1,072,600)

NET ASSETS IN LIQUIDATION DATA

	As of December 31,
	2003	2002
Total assets	$591,600	$3,112,600
Net assets in liquidation	$519,000	$1,591,600

(1)	Comparability of the above information from year to year is affected by the disposition of the Partnership’s cable systems in March and April 2002. This information excludes the effect of liquidation costs recorded on December 31, 2002. See Note 2 to our financial statements included with this annual report.

II. ENSTAR CABLE OF MACOUPIN COUNTY

	Period from
	January 1,
	2002 to April 10,	Year Ended December 31,
	2002 (1)	2001	2000	1999
OPERATIONS STATEMENT DATA
Revenues	$526,000	$1,877,900	$1,979,600	$1,993,600
Operating expenses	(350,000)	(1,135,100)	(1,201,500)	(1,113,700)
Depreciation and amortization	(86,600)	(226,300)	(222,900)	(217,800)

Operating income	89,400	516,500	555,200	662,100

Interest income	2,200	82,400	116,600	49,500
Gain on sale of cable systems	6,918,500	—	—	—
Other expense	—	(15,400)	(2,800)	—

Net income	$7,010,100	$583,500	$669,000	$711,600

Distributions to venturers	$—	$1,800,000	$189,000	$105,000

OTHER OPERATING DATA
Net cash from operating activities	$44,400	$1,364,500	$833,100	$737,700
Net cash from investing activities	$9,080,300	$(899,800)	$(79,400)	$(232,700)
Net cash from financing activities	$—	$(1,800,000)	$(189,000)	$(105,000)
Capital expenditures	$1,800	$898,600	$77,400	$196,400

	As of December 31,
BALANCE SHEET DATA	2001	2000	1999
Total assets	$3,219,100	$3,938,800	$3,538,900
Venturers’ capital	$2,579,700	$3,796,200	$3,316,200

		For the period from
	For the Year Ended	April 11, 2002 to
CHANGES IN NET ASSETS IN LIQUIDATION DATA	December 31, 2003	December 31, 2002
Reduction in accrued expenses	$—	$23,000
Interest income	—	50,500

Total additions	—	73,500

Distribution to Joint Venturers	126,000	9,537,300

Total deductions	126,000	9,537,300

Net decrease in net assets in liquidations	$(126,000)	$(9,463,800)

As of December 31,
2002
NET ASSETS IN LIQUIDATION DATA
Total assets	$171,700
Net assets in liquidation	$126,000

(1)	Comparability of the above information from year to year is affected by the disposition of the Macoupin Joint Venture’s cable systems in and around Macoupin, Illinois in April 2002. See Note 2 to the Macoupin Joint Venture’s financial statements included with this annual report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

This report includes certain forward-looking statements regarding, among other things, our future costs of liquidation, legal requirements and our estimated future distributions. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the costs required to liquidate the Partnership, as discussed more fully elsewhere in this Report.

We conducted our cable television business operations both (i) through the direct ownership and operation of certain cable television systems and (ii) through our participation as a partner with a one-third (1/3) interest in Enstar Cable of Macoupin County. The Joint Venture was owned equally by us and two affiliated partnerships (Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.). We participated equally with our co-partners under the Joint Venture’s partnership agreement with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering our financial condition and results of operations, consideration must also be made of those matters as they relate to the Joint Venture. The following discussion reflects such consideration, and with respect to results of operations, a separate discussion is provided for each entity.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of the proxy to obtain the approval of the Limited Partners for the Telecommunications Management Sale and the subsequent liquidation and dissolution of the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Accordingly, the assets in the accompanying statements of net assets in liquidation as of December 31, 2003 have been stated at estimated realizable values and the liabilities have been stated at estimated settlement amounts. The statements of operations, partnership capital and cash flows for the years ended December 31, 2002 and 2001 have been presented on a going concern basis comparable to prior periods and do not reflect the effects of the change to the liquidation basis of accounting. Upon changing to liquidation basis accounting, the Partnership recorded $23,700 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment could not be developed due to uncertainties surrounding the final dissolution of the Partnership, no adjustments were recorded, prior to the sale of the assets, to reflect assets at estimated realizable values or to reflect estimates of future operating results. Accordingly, the assets in the Partnership’s accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Net assets in liquidation as of December 31, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as of December 31, 2003 as a result of post closing adjustments to the sale proceeds received by the Partnership and adjustments to accrued costs of liquidation. The Partnership’s accrued costs of liquidation were increased by $7,400 during the year ended December 31, 2003. No assurance can be given as to the amount of final distributions to be made to the partners.

Critical Accounting Estimates

As discussed above, the financial statements are presented on the liquidation basis of accounting as of December 31, 2003 and 2002 and for the year ended December 31, 2003. These financial statements include estimates regarding the estimated costs to liquidate the partnership and the ultimate resolution of various items accrued for in the financial statements as well as post closing adjustments to sale proceeds received by the Partnership. No assurance can be given as to the amount of final distributions to be made to the partners.

Results of Operations

     The Partnership

The Partnership operated its properties through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale discussed above. In addition, the Partnership changed to the liquidation basis of accounting on December 31, 2002. Accordingly, no discussion of operating results for the year ended December 31, 2003 compared to the year ended December 31, 2002 has been provided as the periods are not comparable nor are they presented on a comparable basis of accounting.

Net assets in liquidation at December 31, 2003 were $519,000, consisting of current assets of $591,600, offset by current liabilities of $72,600. The net change in net assets in liquidation for the year ended December 31, 2003 was a decrease of $1,072,600, which was primarily due to $1.9 million of distributions made to the Limited Partners.

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues decreased $1,164,900 from $2,374,100 to $1,209,200, or 49.1%, for the year ended December 31, 2002 as compared to 2001. The decrease was due to a decline in the number of basic and premium service customers coupled with the sale of the Partnership’s Illinois cable systems in April 2002. As of December 31, 2002 and 2001, we had approximately 1,600 and 4,900 basic service customers, respectively, and 300 and 1,100 premium service customers, respectively.

Service costs decreased $353,500 from $825,900 to $472,400, or 42.8%, for the year ended December 31, 2002 as compared to 2001. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to the sale of the Partnership’s Illinois cable systems in April 2002.

General and administrative expenses decreased $170,400 from $395,100 to $224,700, or 43.1%, for the year ended December 31, 2002 as compared to 2001, primarily due to the sale of the Partnership’s Illinois cable systems in April 2002.

General partner management fees and reimbursed expenses decreased $151,800 from $356,300 to $204,500, or 42.6%, for the year ended December 31, 2002 as compared to 2001. These costs represent administrative costs reimbursed to Charter by the Partnership based on Charter’s actual costs incurred. The decrease was primarily due to a decrease in management fees due to a decrease in revenues as a result of the sale of the Partnership’s Illinois cable systems in April 2002.

Depreciation and amortization expense decreased $165,400 from $325,700 to $160,300, or 50.8%, for the year ended December 31, 2002 as compared to 2001, due to the sale of the Partnership’s Illinois cable systems in April 2002 and the impact of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

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

We recognized a $5,875,800 gain in 2002 on the sale of the Partnership’s Illinois cable systems in the first half of the year.

Other expense of $32,300 for the years ended December 31, 2001 represents legal and proxy costs associated with the proposed sales of our assets.

Due to the factors described above, net income increased $7,753,900 from $682,500 to $8,436,400 for the year ended December 31, 2002 as compared to 2001.

The Joint Venture

On April 10, 2002, the Macoupin Joint Venture completed the sale of its cable systems and accordingly had no operations for the year ended December 31, 2003.

Final dissolution of the Joint Venture occurred in January 2003 with the final cash distribution to the joint venturers of $126,000.

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The Macoupin Joint Venture had no results of operations for the period subsequent to April 10, 2002 as a result of the sale of its cable systems as discussed in Note 2 to the accompanying financial statements of the Macoupin Joint Venture. The Macoupin Joint Venture had net income of $7,010,100 of which $6,918,500 was the gain on sale of cable systems. Accordingly, no discussion of operating results for the period from January 1, 2002 to April 10, 2002 and the year ended December 31, 2001, has been provided as such analysis is not meaningful.

Liquidity and Capital Resources

The Partnership

Cash and cash equivalents decreased $2,051,100 from $2,597,700 at December 31, 2002 to $546,600 at December 31, 2003. The decrease was primarily due to repayments of $1,343,000 on the amounts due to affiliates, remittance of $127,000 in withholding taxes related to the April 2002 sale of the Partnership’s Illinois cable systems which had been recorded in accounts payable and accrued expenses and distributions of $1,875,300. The decreases were offset by $1,170,900 of proceeds from the Telecommunications Management Sale. Amounts due to affiliates at December 31, 2002 primarily represent accrued and unpaid management fees and other allocated expenses accrued since the fourth quarter of 2000. Cash and cash equivalents decreased $100,800 from $2,698,500 at December 31, 2001 to $2,597,700 at December 31, 2002 as a result of $601,700 of cash provided by operating activities, $7,330,300 proceeds from sale of cable system and $3,179,100 distributions from Joint Venture offset by capital expenditures of $124,200 and $11,087,700 distributions to partners.

The Corporate General Partner’s intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution of $1.9 million to the Limited Partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

The Macoupin Joint Venture

The Macoupin Joint Venture distributed $126,000, $9,537,300 and $1,800,000 equally among its three partners in 2003, 2002 and 2001, respectively.

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

As disclosed in Charter’s annual report on Form 10-K for the year ended December 31, 2003, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter’s results of operations and financial condition which could in turn have a material adverse effect on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not exposed to material market risks associated with financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The index to the financial statements and related financial information required to be filed hereunder is located on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previously reported in our Current Report on Form 8-K, dated June 14, 2002.

ITEM 9A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our Corporate General Partner, including our Chief Administrative Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this annual report. The evaluation was based in part upon reports and affidavits provided by a number of executives of the Corporate General Partner. Based upon, and as of the date of that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Corporate General Partner of the Partnership may be considered for certain purposes, the functional equivalent of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation.

The directors and executive officers of the Corporate General Partner as of December 31, 2003, all of whom have their principal employment in a comparable position with Charter (except Paul Allen who is a director of Charter and not the Corporate General Partner), are named below:

NAME	POSITION
Paul G. Allen	Chairman of the Board of Directors of Charter
Carl E. Vogel	President and Chief Executive Officer
Margaret “Maggie” A. Bellville	Executive Vice President - Chief Operating Officer
Derek Chang	Executive Vice President of Finance and Strategy
Thomas A. Cullen	Senior Vice President of Advanced Services and Business Development
Wayne H. Davis	Senior Vice President, Engineering and Technical Operations
Michael P. Huseby	Executive Vice President – Chief Financial Officer
Michael J. Lovett	Senior Vice President, Operations Support
Paul E. Martin	Senior Vice President and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)
Steven A. Schumm	Director of the Corporate General Partner, Executive Vice President - Chief Administrative Officer
Curtis S. Shaw	Executive Vice President, General Counsel and Secretary

Except for executive officers who joined Charter after November 1999, all executive officers were appointed to their position with the Corporate General Partner following Charter’s acquisition of control of the Corporate General Partner in November 1999, have been employees of Charter since November 1999, and prior to November 1999, were employees of Charter Investment, Inc., an affiliate of Charter and the Corporate General Partner.

Paul G. Allen, 50, has been Chairman of the board of directors of Charter since July 1999, and Chairman of the board of directors of Charter Investment, Inc. (a predecessor to, and currently an affiliate of, Charter) since December 1998. Mr. Allen, co-founder of Microsoft Corporation, has been a private investor for more than 15 years, with interests in over 50 technology, telecommunications, content and biotech companies. Mr. Allen’s investments include Vulcan Inc., Vulcan Productions, Inc., the Portland Trail Blazers NBA and Seattle Seahawks NFL franchises, and investments in TechTV, Inc., DreamWorks LLC, and Oxygen Media. In addition, he is a director of TechTV, Inc., Vulcan Programming Inc., Vulcan Ventures, Vulcan Inc. (f/k/a Vulcan Northwest), Vulcan Cable III, Inc. and numerous privately held companies.

Carl E. Vogel, 46, has been a director, President and Chief Executive Officer of Charter since October 2001. Mr. Vogel has more than 20 years experience in telecommunications and the subscription television business. Prior to joining Charter, he was a Senior Vice President of Liberty Media Corp. from November 1999 until October 2001, and Chief Executive Officer of Liberty Satellite and Technology, a distributor of Internet data and other content via satellite, from April 2000 until October 2001. Prior to joining Liberty, Mr. Vogel was an Executive Vice President and Chief Operating Officer of Field Operations for AT&T Broadband and Internet Services with responsibility for managing operations of all of AT&T’s cable broadband properties from June 1999 until November 1999. From June 1998 to June 1999, when the business of Primestar Inc. was sold, Mr. Vogel served as Chairman and Chief Executive Officer of Primestar Inc., a national provider of subscription television services, and from 1997 to 1998, he served as Chief Executive Officer of Star Choice Communications. From 1994 through 1997, Mr. Vogel served as the President and Chief Operating Officer of EchoStar Communications. He began his career at Jones Intercable in 1983. Mr. Vogel serves as a director and member of the Executive Committee of the National Cable & Telecommunications Association, CableLabs and Digeo, Inc. and serves as a director of Women in Cable and Telecommunications. Mr. Vogel holds a B.S. degree in Finance and Accounting from St. Norbert College. His employment agreement provides that he will serve on the board of directors of Charter.

Margaret “Maggie” A. Bellville, 50, Executive Vice President and Chief Operating Officer. Before joining Charter in December, 2002, Ms. Bellville was President and Chief Executive Officer of Incanta Inc., a technology-based streaming content company from 2001 to 2002. Incanta Inc. filed for bankruptcy in April 2002. Prior to that, she worked for six years at Cox Communications, beginning in 1995 as Vice President of Operations, she advanced to Executive Vice President of Operations. Ms. Bellville joined Cox from Century Communications, where she served as Senior Vice President. Before that, Ms. Bellville served seven years with GTE Wireless in a variety of management and executive-level roles. A graduate of the State University of New York in Binghamton, Ms. Bellville is also a graduate of Harvard Business School’s Advanced Management Program. She currently serves on the Cable and Television Association for Marketing Education Foundation.

Derek Chang, 36, Executive Vice President of Finance and Strategy. Prior to joining Charter, Mr. Chang was Executive Vice President of the Yankees Entertainment and Sports (YES) Network, a regional sports programming network in New York where he headed corporate development and financing activities from the company’s inception in 2001 until January 2003. Prior to joining YES, he was the Chief Financial Officer and Co-Chief Operating Officer of GlobalCenter, the web hosting subsidiary of Global Crossing. Mr. Chang worked for TCI Communications/AT&T Broadband in Denver from 1997 to 2000, ultimately as Executive Vice President of Corporate Development, where he directed mergers and acquisitions activities and managed a multibillion dollar portfolio of cable joint ventures. He was with InterMedia Partners in San Francisco from 1994 to 1997 where he held a number of positions and was ultimately Treasurer. Mr. Chang received a B.A. degree from Yale University and an M.B.A. from the Stanford University Graduate School of Business.

Thomas A. Cullen, 44, Senior Vice President of Advanced Services and Business Development. From January 2001 to October 2002, Mr. Cullen was General Partner of Lone Tree Capital, a private equity partnership focused on investment opportunities in the technology and communications sector. From March 1997 to June 2000, Mr. Cullen was President of MediaOne Ventures. Prior to that, Mr. Cullen served in several capacities with MediaOne Internet Services including Vice President from April 1998 to June 2000 and Vice President of Business Development from September 1995 to March 1997. Mr. Cullen is a member of the board of directors of SportsLine USA, and a member of the Colorado State University Global Leadership Council. Mr. Cullen is a graduate of Northern Arizona University with a B.S. degree in Business Administration. He earned a Master of Business Administration from the University of Colorado, and he participated in a University of Pennsylvania, Wharton School Executive Program.

Wayne H. Davis, 50, Senior Vice President, Engineering and Technical Operations. Prior to becoming Senior Vice President, Engineering and Technical Operations, Mr. Davis was Assistant to the President/Vice President of Management Services since July 2002 and prior to that, he was Vice President of Engineering/Operations for Charter’s National Region from December 2001. Before joining Charter Mr. Davis held the position of Vice President of Engineering for Comcast Corporation, Inc. Prior to that, the held various engineering positions including Vice President of Engineering for Jones Intercable Inc. He began his career in the cable industry in 1980. He attended the State University of New York at Albany. Mr. Davis serves as an advisory board member of Cedar Point Communications, and as a board member of @Security Broadband Corp., a company in which Charter owns an equity investment interest. Mr. Davis is also a member of the Society of Cable Telecommunications Engineers.

Michael P. Huseby, 49, Executive Vice President and Chief Financial Officer. Mr. Huseby was Executive Vice President of Finance and Administration and Chief Financial Officer of AT&T Broadband from 1999 until its merger with Comcast in 2002. Prior to joining Charter in January 2004, he served as a consultant to Comcast and to Charter as President and founder of MPH Associates Inc., a privately held management and information technology firm providing consulting services to broadband industry clients. For ten years prior to joining AT&T, Mr. Huseby was a partner in the professional services firm of Andersen Worldwide. Mr. Huseby graduated from the University of Colorado at Boulder with a degree in Business Administration.

Michael J, Lovett, 42, Senior Vice President, Operations Support. Mr. Lovett joined Charter in August of 2003. Prior to joining Charter, Mr. Lovett was Chief Operating Officer of Voyant Technologies, Inc., a voice conferencing hardware/software solutions provider, from December 2001 to August 2003. From November 2000 to December 2001, he was Executive Vice President of Operations for OneSource, Inc., a startup delivering management/monitoring of firewalls and virtual private networks. Prior to that, Mr. Lovett was Regional Vice President at AT&T from June 1999 to November 2000 where he was responsible for operations. Mr. Lovett was Senior Vice President at Jones Intercable from October 1989 to June 1999 where he was responsible for operations in nine states. Mr. Lovett began his career in cable television at Centel Corporation where he held a number of positions.

Paul E. Martin, 43, Senior Vice President, Corporate Controller, Principal Financial Officer and Principal Accounting Officer. Prior to his promotion to his current position in April 2002, Mr. Martin was Vice President and Corporate Controller of Charter from March 2000. Prior to joining Charter in March 2000, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products.

From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin received a B.S. degree with honors in Accounting from the University of Missouri — St. Louis.

Steven A. Schumm, 51, Executive Vice President and Chief Administrative Officer. Prior to joining Charter Investment, Inc. in 1998, Mr. Schumm was a partner of Ernst & Young LLP for 14 years where he was Managing Partner of Ernst & Young’s St. Louis office and a member of the Ernst & Young National Tax Committee. Mr. Schumm joined Ernst & Young in 1974 and served in a variety of capacities during his years with the firm. Mr. Schumm earned a B.S. degree in Business Administration from Saint Louis University. Mr. Schumm served as Interim Chief Financial Officer of Charter from December 2002 to January 2004.

Curtis S. Shaw, 55, Executive Vice President, General Counsel and Secretary. Mr. Shaw was promoted to Executive Vice President in October 2003. Prior to joining Charter Investment as Senior Vice President, General Counsel and Secretary in 1997, Mr. Shaw served as corporate counsel to NYNEX from 1988 through 1996. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree with honors in Economics from Trinity College and a J.D. degree from Columbia University School of Law.

The sole director of the Corporate General Partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Officers are appointed by and serve at the discretion of the directors of the Corporate General Partner.

Code of Ethics

In January, 2003, we adopted a Code of Conduct that is a Code of Ethics within the meaning of federal securities regulations for our employees, including all executive officers, and established a hotline and website for reporting alleged violations of the code of conduct, established procedures for processing complaints and implemented educational programs to inform our employees regarding the Code of Conduct. A copy of our Code of Conduct is incorporated by reference as Exhibit 14.1 to this annual report.

ITEM 11. EXECUTIVE COMPENSATION.

Management Fee

The Partnership and Joint Venture have management agreements (the “Management Agreement”) with Enstar Cable Corporation (“Enstar Cable”), a wholly owned subsidiary of the Corporate General Partner, pursuant to which Enstar Cable manages the Partnership’s and Joint Venture’s systems and provides all operational support for the activities of the Partnership and the Joint Venture. For these services, Enstar Cable receives a management fee of 5% of the Partnership’s gross revenues and 4% of the Joint Venture’s gross revenues, excluding revenues from the sale of cable television systems or franchises, which is calculated and paid monthly. The Joint Venture also is required to distribute 1% of its gross revenues to the Corporate General Partner for its interest as the Corporate General Partner of the Partnership. In addition, the Partnership and Joint Venture reimburse Enstar Cable for certain operating expenses incurred by Enstar Cable in the daily operation of their cable systems. The Management Agreement also requires the Partnership and Joint Venture to indemnify Enstar Cable (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by Enstar Cable of the Management Agreements. The Management Agreements are terminable by the Partnership upon 60 days written notice to Enstar Cable. Enstar Cable had, prior to November 12, 1999, engaged Falcon Communications, L.P. (“Falcon”) to provide management services for the Partnership and Joint Venture and paid Falcon a portion of the management fees it received in consideration of such services and reimbursed Falcon for expenses incurred by Falcon on its behalf. Subsequent to November 12, 1999, as successor-by-merger to Falcon, Charter has provided such services and received such payments. Additionally, the Joint Venture received system operating management services from affiliates of Enstar Cable in lieu of directly employing personnel to perform those services. The Joint Venture reimburses the affiliates for its allocable share of their operating costs. The Corporate General Partner also performs supervisory and administrative services for the Partnership, for which it is reimbursed.

For the fiscal year ended December 31, 2003, Enstar Cable charged the Partnership management fees of approximately $25,100. The Partnership also reimbursed Enstar Cable, Charter and its affiliates approximately $51,800 for system operating management services and direct expenses. In addition, programming services are purchased through Charter. The Partnership was charged approximately $117,900 for these programming services for fiscal year 2003.

Charter as manager of the Corporate General Partner has adopted a code of conduct which covers all employees, including all executive officers, and includes conflict of interest provisions and standards for honest and ethical conduct, a copy of which is attached as Exhibit 14.1 to this annual report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of December 31, 2003, the only persons known by us to own beneficially or that may be deemed to own beneficially more than 5% of the units were:

	Amount and Nature of
	Beneficial Ownership
Name and Address	Sole Voting and	Shared Voting and
of Beneficial Owner	Dispositive Power	Dispositive Power	Percent of Class
Madison Avenue Investment Partners, LLC P.O. Box 7533 Incline Village, NV 89452	0	1,931[1]	6.4%

Everest Cable Investors, LLC
199 S Los Robles Avenue Ste 440	0	2,285[2]	7.6%
Pasadena, CA 91101

Stephen Feinberg
450 Park Avenue, 28th Floor	0	2,285[3]	7.6%
New York, NY 10022

W. Robert Kohorst
199 S Los Robles Avenue Ste 440	0	2,285[4]	7.6%
Pasadena, CA 91101

Eric J. Branfman
3640 Appleton Street NW	2,821[5]	0	9.4%
Washington, DC 20008

1 Amount and percent of beneficial ownership listed is based on information received from the Partnership’s transfer agent, Gemisys Financial Services.

2 Amount and percent of beneficial ownership listed are based on information received from the Partnership’s transfer agent, Gemisys Financial Services.

3 Amount and percent of beneficial ownership listed are based on information received from the Partnership’s transfer agent, Gemisys Financial Services. Mr. Feinberg is the co-president of Blackacre Capital Management Corp., which is the general partner of Blackacre Capital Group, L.P., which is the managing member of Blackacre Everest, which possesses sole power to determine whether consent by Blackacre Everest, will be given or withheld. Messrs. Kohorst and Feinberg possess shared power to determine whether consent by Everest Partners will be given or withheld.

4 Amount and percent of beneficial ownership listed are based on information received from the Partnership’s transfer agent, Gemisys Financial Services. Messrs. Kohorst and Feinberg possess shared power to determine whether consent by Everest Partners will be given or withheld. Mr. Kohorst possesses sole power to determine whether consent by Everest Properties II will be given or withheld.

5 Amount and percent of beneficial ownership listed is based on information received from Enstar IV-3’s transfer agent, Gemisys Financial Services.

The Corporate General Partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. As of December 31, 2003, the common membership units of Charter Communications Holding Company, LLC are owned 46% by Charter, 19% by Vulcan Cable III Inc., and 35% by Charter Investment, Inc. (assuming conversion of all convertible securities). Charter controls 100% of the voting power of Charter Communications Holding Company LLC. Paul G. Allen owns approximately 10% of the outstanding capital stock of Charter and controls approximately 92.8% of the voting power of Charter’s common stock, and he is the sole equity owner of Charter Investment, Inc. and Vulcan Cable III Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Management Services

On November 12, 1999, Charter acquired ownership of Enstar Communications Corporation (“ECC”) from Falcon Holding Group, L.P. (“Falcon”) and assumed the management services operations previously provided by affiliates of Falcon. Charter now manages the operations of the partnerships of which ECC is the Corporate General Partner, including the Partnership. Commencing November 13, 1999, Charter began receiving management fees and reimbursed expenses which had previously been paid by the Corporate General Partner to Falcon.

Pursuant to the Management Agreement between the Partnership and Enstar Cable Corporation, a subsidiary of the Corporate General Partner, Enstar Cable Corporation provides financial, management, supervisory and marketing services, as necessary to the Partnership’s operations. This Management Agreement provides that the Partnership shall pay management fees equal to 5% of the Partnership’s gross receipts from customers. In addition, Enstar Cable Corporation is to be reimbursed for amounts paid to third parties, the cost of administrative services in an amount equal to the lower of actual cost or the amount the Partnership would be required to pay to independent parties for comparable administrative services, salaries and benefits of employees necessary for day-to-day operation of the Partnership’s systems, and an allocable shares of costs associated with facilities required to manage the Partnership’s systems. To provide these management services, Enstar Cable Corporation has engaged Charter Communications Holding Company, LLC, an affiliate of the Corporate General Partner and Charter, to provide management, consulting, programming and billing services for the Partnership.

Since November 12, 1999, when Charter acquired control of the Corporate General Partner and its subsidiary, Enstar Cable Corporation, as well as Falcon Communications, L.P., the management fees payable have been limited to reimbursement of an allocable share of Charter’s management costs, which is less than the fee permitted by the existing agreement. In addition, the Partnership was charged directly for the salaries and benefits of employees for daily operations, and where shared by other Charter systems, an allocable share of facilities costs, with programming and billing being charged to the Partnership at Charter’s actual cost. For the year ended December 31, 2003, service costs directly attributable to providing cable services to customers which were incurred by Charter and reimbursed by the Partnership and Joint Venture were $51,800. In addition, programming services were purchased through Charter. Charter charged us approximately $117,900 for these programming services for fiscal year 2003. For the fiscal year ended December 31, 2003, Enstar Cable charged the Partnership management fees of approximately $25,100.

Conflicts of Interest

The Partnership relies upon the Corporate General Partner and certain of its affiliates to provide general management services, system operating services, supervisory and administrative services and programming. See Item 11. “Executive Compensation” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The executive officers of the Corporate General Partner have their personal employment with Charter, and, as a result, are involved in the management of other cable ventures. Charter may continue to enter into other cable ventures. These affiliations subject Charter and the Corporate General Partner and their management to conflicts of interest. These conflicts of interest relate to the time and services that management will devote to the Partnership’s affairs.

Fiduciary Responsibility and Indemnification of the General Partners

The Partnership Agreement provides that the Corporate General Partner will be indemnified by the Partnership for acts performed within the scope of its authority under the Partnership Agreement if the Corporate General Partner (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and (ii) had no reasonable grounds to believe that its conduct was negligent. In addition, the Partnership Agreement provides that the Corporate General Partner will not be liable to the Partnership or its Limited Partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, Limited Partners will have a more limited right of action than they would have absent such provisions. In addition, we maintain, at our expense and in such reasonable amounts as the Corporate General Partner determines, a liability insurance policy which insures the Corporate General Partner, Charter and its affiliates, officers and directors and other persons determined by the Corporate General Partner against liabilities which they may incur with respect to claims made against them for wrongful or allegedly wrongful acts, including errors, misstatements, misleading statements, omissions, neglect or breaches of duty.

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

During the years ended December 31, 2003 and 2002, we paid KPMG LLP (“KPMG”) aggregate fees and related expenses for the audit of our financial statements for the year and for the reviews of our interim financial statements of approximately $21,100 and $47,000, respectively.

The Sole Director of our Corporate General Partner functions as our Audit Committee. As such, the Sole Director appoints, retains, compensates and oversees the registered public accountants and approves in advance all fees and terms for the audit engagement and non-audit engagements where non-audit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended with registered public accountants. The Sole Director approved 100% of the KPMG fees for the years ended December 31, 2003 and 2002. Each year, including 2003, with respect to the proposed audit engagement, the Sole Director reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

The Sole Director oversees the work of the registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The registered public accounting firm reports directly to the Sole Director in its Audit Committee function. In performing this function, the Sole Director undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of an audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this annual report:

1. Financial Statements

Reference is made to the Index to Financial Statements on page F-1.

2. Financial Statement Schedules

Reference is made to the Index to Financial Statements on page F-1.

3. Exhibits

Reference is made to the Exhibits Index on Page E-1.

(b)	Reports on Form 8-K

With respect to any information furnished under Item 9 of any Report on Form 8-K listed below, the reference to such report in this Item 15(b) is not intended to, and shall not, cause such information to be deemed “filed” under the Exchange Act.

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

ENSTAR INCOME PROGRAM IV-3, L.P.

	By:	Enstar Communications Corporation, Corporate General Partner

Dated: April 14, 2004		By:	/s/ Steven A. Schumm

Steven A. Schumm Director, Executive Vice President and Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2004	By:	/s/ Steven A. Schumm

Steven A. Schumm Director, Executive Vice President and Chief Administrative Officer (Principal Executive Officer) *

Dated: April 14, 2004	By:	/s/ Paul E. Martin

Paul E. Martin Senior Vice President and Corporate Controller (Principal Financial Officer and Principal Accounting Officer) *

* Indicates position held with Enstar Communications Corporation, the Corporate General Partner of the registrant.

All financial statement schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Enstar Income Program IV-3, L.P.:

We have audited the accompanying statements of net assets in liquidation of Enstar Income Program IV-3, L.P. (a Georgia limited partnership) as of December 31, 2003 and 2002 and the related statement of changes in net assets in liquidation for the year ended December 31, 2003 (see Note 2). We have also audited the statements of operations, partnership capital (deficit) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the partners of Enstar Income Program IV-3, L.P. have approved a plan of liquidation. Accordingly, the Partnership has changed its basis of accounting from the going concern basis to a liquidation basis as of December 31, 2002.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Enstar Income Program IV-3, L.P. as of December 31, 2003 and 2002, the changes in its net assets in liquidation for the year ended December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

/s/ KPMG, LLP

St. Louis, Missouri
April 12, 2004

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT
BEEN REISSUED BY ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
   Enstar Income Program IV-3, L.P.:

We have audited the accompanying balance sheets of Enstar Income Program IV-3, L.P. (a Georgia limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partnership capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 29, 2002

ENSTAR INCOME PROGRAM IV-3, L.P.

STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

AS OF DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS:
Cash and cash equivalents	$546,600	$2,597,700
Accounts receivable	—	8,700
Prepaid expenses and other assets	—	6,800
Property, plant and equipment	—	454,600
Franchise cost	—	2,800
Equity in net assets of Joint Venture	—	42,000
Escrow deposits	45,000	—

Total assets	591,600	3,112,600

LIABILITIES:
Accounts payable and accrued liabilities	27,600	293,100
Due to purchaser	45,000	—
Due to affiliates	—	1,227,900

Total liabilities	72,600	1,521,000

NET ASSETS IN LIQUIDATION:
General Partners	6,600	(28,400)
Limited Partners	512,400	1,620,000

	$519,000	$1,591,600

See accompanying notes to financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)

FOR THE YEAR ENDED DECEMBER 31, 2003

Additions:
Revenues	$502,600
Distribution from Joint Venture	42,000
Interest income	7,200
Excess of net proceeds over net book value of cable systems	692,900

Total additions	1,244,700

Deductions
Service costs	175,500
General and administrative expenses	116,800
General partner management fees and reimbursed expenses	76,900
Capital expenditures	23,400
Equity in changes in net assets in liquidation of Joint Venture	42,000
Distributions	1,875,300
Increase in accrued costs of liquidation	7,400

Total deductions	2,317,300

Net decrease in net assets in liquidation	(1,072,600)
NET ASSETS IN LIQUIDATION, beginning of period	1,591,600

NET ASSETS IN LIQUIDATION, end of period	$519,000

See accompanying notes to financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
	(see Note 2)
REVENUES	$1,209,200	$2,374,100
OPERATING EXPENSES:
Service costs	472,400	825,900
General and administrative expenses	224,700	395,100
General partner management fees and reimbursed expenses	204,500	356,300
Depreciation and amortization	160,300	325,700

	1,061,900	1,903,000

Operating income	147,300	471,100

OTHER INCOME (EXPENSE):
Interest income, net	52,100	49,200
Gain on sale of cable systems	5,875,800	—
Other expense	—	(32,300)

	5,927,900	16,900

Income before equity in net income of joint venture	6,075,200	488,000

EQUITY IN NET INCOME OF JOINT VENTURE	2,361,200	194,500

Net income	$8,436,400	$682,500

NET INCOME ALLOCATED TO GENERAL PARTNERS	$123,100	$6,800

NET INCOME ALLOCATED TO LIMITED PARTNERS	$8,313,300	$675,700

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST	$208.35	$16.93

WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR	39,900	39,900

See accompanying notes to financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.

STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	GENERAL	LIMITED
	PARTNERS	PARTNERS	TOTAL
PARTNERSHIP CAPITAL (DEFICIT), January 1, 2001	$(42,200)	$4,130,100	$4,087,900
Distributions to partners	(5,000)	(498,800)	(503,800)
Net income	6,800	675,700	682,500

PARTNERSHIP CAPITAL (DEFICIT), December 31, 2001	(40,400)	4,307,000	4,266,600
Distributions to partners	(110,900)	(10,976,800)	(11,087,700)
Net income	123,100	8,313,300	8,436,400

PARTNERSHIP CAPITAL (DEFICIT), December 31, 2002	(28,200)	1,643,500	1,615,300
Effects of change to liquidation basis (see Note 2)	(200)	(23,500)	(23,700)

NET ASSETS IN LIQUIDATION, December 31, 2002	$(28,400)	$1,620,000	$1,591,600

See accompanying notes to financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
	(See Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,436,400	$682,500
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	160,300	325,700
Equity in net income of joint venture	(2,361,200)	(194,500)
Gain on sale of cable systems	(5,875,800)	—
Changes in:
Accounts receivable, prepaid expenses and other assets	98,400	47,200
Accounts payable, accrued liabilities and due to affiliates	143,600	769,100

Net cash from operating activities	601,700	1,630,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(124,200)	(279,300)
Change in intangible assets	—	(1,100)
Proceeds from sale of cable system	7,330,300	—
Distributions from joint venture	3,179,100	600,000

Net cash from investing activities	10,385,200	319,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(11,087,700)	(503,800)

Net cash from financing activities	(11,087,700)	(503,800)

Net increase (decrease) in cash	(100,800)	1,445,800
CASH, beginning of year	2,698,500	1,252,700

CASH, end of year	$2,597,700	$2,698,500

See accompanying notes to financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

1.	ORGANIZATION

Enstar Income Program IV-3, L.P., a Georgia limited partnership (the “Partnership”), was formed on November 4, 1985, by a partnership agreement, as amended (the “Partnership Agreement”), to acquire, construct, improve, develop and operate cable television systems in various locations in the United States. The Partnership Agreement provided for Enstar Communications Corporation (the “Corporate General Partner”) and Robert T. Graff, Jr. to be the General Partners and for the admission of Limited Partners through the sale of interests in the Partnership.

On November 12, 1999, Charter Communications Holding Company, LLC, an entity controlled by Charter Communications, Inc. (“Charter”), acquired both the Corporate General Partner, as well as Falcon Communications, L.P. (“Falcon”), the entity that provided management and certain other services to the Partnership. Charter is a large cable operator, serving approximately 6.54 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon) provide management and other services to the Partnership. Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership’s cable television operations. The Corporate General Partner, Charter and affiliated companies are responsible for the management of the Partnership and its operations.

The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations of the partners, including income taxes.

2.	LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership’s Illinois cable television systems in and around Fairfield and Shelbyville, Illinois to Charter Communications Entertainment I, LLC (“CCE-1”), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. (“Charter”) for a total sale price of approximately $7.3 million and, together with its affiliates, Enstar Income Program IV-1, L.P. (Enstar IV-1) and Enstar Income Program IV-2, L.P. (Enstar IV-2), the sale of the Enstar Cable of Macoupin County’s (the “Joint Venture”) Systems for a total sale price of approximately $9.1 million, the Partnership’s one-third share of which is approximately $3.0 million (the “Charter Sale”). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the “Charter Selling Partnerships”) sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to, with CCE-I, as the “Purchasers”) for a total cash sale price of $63.0 million. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership’s General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner’s ultimate parent company, Charter, and therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

As a result of the Charter Sale, the Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the joint venturers. In January 2003, all remaining assets of the Joint Venture were distributed including a final distribution of $126,000 made to the joint venturers, of which the Partnership’s portion is $42,000.

After setting aside $1,400,000 to fund the Fulton, Kentucky headend’s working capital needs and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner made distributions from the Joint Venture to the Partnership of their allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. The Partnership made an initial distribution on or about May 15, 2002, with a second distribution made on or about September 24, 2002 from the Charter Sale. Distributions from the Joint Venture were $9,537,300 during the year ended December 31, 2002, of which the Partnership’s portion is $3,179,100.

ENSTAR INCOME PROGRAM IV-3, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

On November 8, 2002, the Partnership entered into an asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,344,000 (approximately $825 per customer acquired). This sale was a part of a larger transaction in which the Partnership and eight other affiliated partnerships (which, together with the Partnership are collectively referred to as the “Telecommunications Management Selling Partnerships”) sold all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale was subject to the approval of a majority of the holders of the Partnership’s units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction was subject to certain closing conditions, including regulatory and franchise approvals. In March 2003, a majority of the Limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of its remaining cable systems to Telecommunications Management. The February 6, 2003 side letter amended the asset purchase agreement and deposit escrow agreement to extend the date of the second installment of the deposit and the outside closing date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made.

On April 24, 2003, the Partnership entered into another side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The April 24, 2003 side letter amended the asset purchase agreement and deposit escrow agreement to extend the date of the second installment of the deposit to May 15, 2003 and the outside closing date to September 30, 2003.

On June 6, 2003, the Partnership entered into a third side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The June 6, 2003 side letter amended the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $1,303,200 related to the remaining cable system in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

Effective August 31, 2003, the Partnership completed the Telecommunications Management Sale for a total adjusted sales price of approximately $1,170,900 (approximately $800 per customer acquired), subject to post closing adjustments.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner’s experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership’s and the Joint Venture’s systems to operate on a two-way basis with improved technical capacity, insufficiency of the Partnership’s and Joint Venture’s cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership’s and Joint Venture’s systems’ rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades were made, the Corporate General Partner projected that if the Partnership and Joint Venture made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly activation of two-way capability, the Partnership and Joint Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not have been economically prudent.

ENSTAR INCOME PROGRAM IV-3, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of the proxy to obtain the approval of the Limited Partners for the Telecommunications Management Sale and the subsequent liquidation and dissolution of the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Accordingly, the assets in the accompanying statements of net assets in liquidation as of December 31, 2003 have been stated at estimated realizable values and the liabilities have been stated at estimated settlement amounts. The statements of operations, partnership capital and cash flows for the years ended December 31, 2002 and 2001 have been presented on a going concern basis comparable to prior periods and do not reflect the effects of the change to the liquidation basis of accounting. Upon changing to liquidation basis of accounting, the Partnership recorded $23,700 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment could not be developed due to uncertainties surrounding the final dissolution of the Partnership, no adjustments were recorded, prior to the sale of the assets, to reflect assets at estimated realizable values or to reflect estimates of future operating results. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Net assets in liquidation as of December 31, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as of December 31, 2003 as a result of post closing adjustments to the sale proceeds received by the Partnership and adjustments to accrued costs of liquidation. The Partnership’s accrued costs of liquidation were increased by $7,400 during the year ended December 31, 2003. No assurance can be given as to the amount of final distributions to be made to the partners

The Corporate General Partner’s intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of $1.9 million to the Limited Partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidation Accounting

As discussed in Note 2, the financial statements as of December 31, 2003 and December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the statement of changes in net assets in liquidation for the year ended December 31, 2003 is presented on a different basis of accounting than the financial statements for the years ended December 31, 2002 and 2001, which were prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Investment in Joint Venture

The Partnership’s investment and share of the income or loss in the Joint Venture was accounted for on the equity method of accounting.

ENSTAR INCOME PROGRAM IV-3, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Property, Plant and Equipment

Costs associated with initial customer installations and the additions of network equipment are capitalized. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of drops, are capitalized.

Cable distribution systems	5-15 years
Vehicles	3 years
Furniture and equipment	5-7 years
Leasehold improvements	Shorter of life of lease or useful life of asset

Franchise Cost

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Franchise rights acquired through the purchase of cable television systems represent management’s estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. This period represents management’s best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Partnership. Amortization expense related to franchises for the years ended December 31, 2002 and 2001 was $1,800 and $38,300, respectively.

Long-Lived Assets

Prior to the sale of its remaining cable systems, the Partnership reviewed its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest is less than the carrying amount of the asset, the carrying amount of the asset is reduced to its estimated fair value and an impairment loss is recognized.

Revenue Recognition

Cable television revenues from basic and premium services were recognized when the related services were provided. Advertising revenues were recognized when commercials were broadcast. Installation revenues were recognized to the extent of direct selling costs incurred. The remainder, if any, was deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2002 and 2001, no installation revenues have been deferred, as direct selling costs have exceeded installation revenue.

Local governmental authorities impose franchise fees on the Partnership ranging up to a federally mandated maximum of 5% of gross revenues. Such fees are collected on a monthly basis from the Partnership’s customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Income Taxes

As a partnership, Enstar Income Program IV-3, L.P. pays no federal income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership’s assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2003 and 2002, the book basis of the Partnership’s net assets exceeds its tax basis by approximately $22,900 and $173,100, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2003 in the financial statements is approximately $121,400 more than tax income primarily as a result of tax loss related to the liquidation of the Joint Venture. The net effect of these accounting differences for the year ended December 31, 2002 is that net income is $870,000 less than tax income primarily as a result of differences between tax gain on sale of cable systems versus book gain on sale of cable systems caused principally by book and tax basis differences on the assets sold. The net effect of these accounting differences is that net income for the year ended December 31, 2001 is

ENSTAR INCOME PROGRAM IV-3, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

approximately $78,900 more than tax income for the same period caused principally by timing differences in depreciation and amortization expense reported by the Partnership and the Joint Venture.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The estimates include useful lives of property, plant and equipment valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

4.	PARTNERSHIP MATTERS

The amended Partnership Agreement generally provides that all cash distributions, as defined, be distributed 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received aggregate cash distributions equal to their original capital contributions (“Capital Payback”). The Partnership Agreement also provides that all partnership profits, gains, operational losses, and credits, all as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the Limited Partners have received cash flow equal to their initial investments, the General Partners will receive a 1% allocation of cash flow from sale or liquidation of a system until the Limited Partners have received an annual simple interest return of at least 12% of their initial investments less any distributions from previous system sales and cash distributions from operations after Capital Payback. Thereafter, the respective allocations will be made 20% to the General Partners and 80% to the Limited Partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual Limited Partners will be based on their respective limited partnership ownership interests.

Upon the disposition of substantially all of the Partnership’s assets, gains shall be allocated first to the Limited Partners having negative capital account balances until their capital accounts are increased to zero, next equally among the General Partners until their capital accounts are increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, distributions will be made in amounts equal to the respective partners remaining capital account balances. Any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners. The Partnership Agreement limits the amount of debt the Partnership may incur.

A portion of the Partnership’s distributions to partners was funded from distributions received from the Joint Venture.

5.	EQUITY IN NET ASSETS OF JOINT VENTURE

The Partnership and two affiliated partnerships, Enstar IV-1 and Enstar IV-2, each owned one-third of the Joint Venture until its sale in the second quarter of 2002. Each venturer shared equally in the profits and losses of the Joint Venture. The Joint Venture generated net income of $7,010,100 and $583,500 for the period from January 1, 2002 to April 10, 2002 and for the year ended December 31, 2001, respectively, of which $2,336,700 and $194,500 was allocated to the Partnership, respectively. In addition, the Joint Venturer’s net assets in liquidation increased by $73,500 (before distributions) of which $24,500 was allocated to the Partnership. The operations of the Joint Venture were significant to the Partnership and its financial statements included elsewhere in this annual report should be read in conjunction with these financial statements.

ENSTAR INCOME PROGRAM IV-3, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

As a result of the Charter sale, the Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 are stated at estimated realizable values and the liabilities are reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the joint venturers. The Joint Venture distributed $9.5 million for the period from April 11, 2002 to December 31, 2002. In January 2003, all remaining assets of the Joint Venture were distributed including a final distribution of $126,000 made to the Venturers of which the Partnership’s portion was $42,000.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at historical cost consists of the following as of December 31, 2002. All remaining property, plant and equipment was sold in 2003.

Cable distribution systems	$2,514,800
Land and improvements	2,500
Vehicles, furniture and equipment	134,500

2,651,800
Less: accumulated depreciation	(2,197,200)

$454,600

Depreciation expense for the years ended December 31, 2002 and 2001 was $158,500 and $286,300, respectively.

7.	COMMITMENTS AND CONTINGENCIES

The Partnership and Joint Venture are party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Partnership and Joint Venture’s financial position or results of operations.

8.	EMPLOYEE BENEFIT PLAN

The Partnership participates in a cash or deferred profit sharing plan (the “Profit Sharing Plan”) sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant’s annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants’ contributions. The Profit Sharing Plan was merged into the Charter Communication’s Inc. 401(k) Plan on November 1, 2002. Employees that qualified for participation could contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Partnership matched 50% of the first 5% of participant contributions. Contributions of $0, $800 and $1,100 were made during 2003, 2002 and 2001, respectively.

9.	TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the “Management Agreement”) with Enstar Cable Corporation (“Enstar Cable”), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. Management fee expense was $25,100, $60,500 and $118,700 for the years ended December 31, 2003, 2002 and 2001, respectively. Management fees are non-interest bearing.

ENSTAR INCOME PROGRAM IV-3, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and for the Partnership’s allocable share of the Manager’s operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership’s allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services and direct expenses approximated $51,800, $144,000 and $237,600 for the years ended December 31, 2003, 2002 and 2001, respectively.

Substantially all programming services had been purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $117,900, $277,200 and $537,500 for the years ended December 31, 2003, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying statements of operations.

As disclosed in Charter Communications, Inc.’s annual report on Form 10-K for the year ended December 31, 2003, the parent of the Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter’s results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

INDEPENDENT AUDITORS’ REPORT

To the Venturers of
Enstar Cable of Macoupin County:

We have audited the accompanying statements of net assets in liquidation of Enstar Cable of Macoupin County (a Georgia general partnership) as of December 31, 2003 and 2002, and the related statements of changes in net assets in liquidation for the year ended December 31, 2003 and the period from April 11, 2002 to December 31, 2002 (see Note 2). We have also audited the statements of operations, venturers’ capital and cash flows for the period from January 1, 2002 to April 10, 2002. These financial statements are the responsibility of the Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, as a result of the sale of the Venture’s systems, the Venture has changed its basis of accounting from the going concern basis to a liquidation basis as of April 10, 2002.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Enstar Cable of Macoupin County as of December 31, 2003 and 2002, the changes in net assets in liquidation for the year ended December 31, 2003 and the period from April 11, 2002 to December 31, 2002, and the results of its operations and its cash flows for the period from January 1, 2002 to April 10, 2002 in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

/s/ KPMG, LLP

St. Louis, Missouri
April 12, 2004

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT
BEEN REISSUED BY ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Venturers of
     Enstar Cable of Macoupin County:

We have audited the accompanying balance sheets of Enstar Cable of Macoupin County (a Georgia general partnership) as of December 31, 2001 and 2000, and the related statements of operations, venturers’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
     March 29, 2002

ENSTAR CABLE OF MACOUPIN COUNTY

STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

AS OF DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS:
Cash and cash equivalents	$—	$171,700

Total assets	—	171,700

LIABILITIES:
Due to affiliates	—	45,700

Total liabilities	—	45,700

NET ASSETS IN LIQUIDATION:
Enstar Income Program IV-1, L.P.	—	42,000
Enstar Income Program IV-2, L.P.	—	42,000
Enstar Income Program IV-3, L.P.	—	42,000

	$—	$126,000

See accompanying notes to financial statements.

ENSTAR CABLE OF MACOUPIN COUNTY

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

		Period from
	Year Ended	April 11, 2002 to
	December 31, 2003	December 31, 2002
Additions:
Reduction in accrued expenses	$—	$23,000
Interest income	—	50,500

Total additions	—	73,500

Distribution to Joint Venturers	126,000	9,537,300

Total deductions	126,000	9,537,300

Net decrease in net assets in liquidation	(126,000)	(9,463,800)

NET ASSETS IN LIQUIDATION, beginning of period	126,000	9,589,800

NET ASSETS IN LIQUIDATION, end of period	$—	$126,000

See accompanying notes to financial statements.

ENSTAR CABLE OF MACOUPIN COUNTY

STATEMENTS OF OPERATIONS

	Period from
	January 1,
	2002 to	Year Ended
	April 10,	December 31,
	2002	2001
	(See Note 2)
REVENUES	$526,000	$1,877,900

OPERATING EXPENSES:
Service costs	172,400	619,800
General and administrative expenses	87,400	215,200
General partner management fees and reimbursed expenses	90,200	300,100
Depreciation and amortization	86,600	226,300

	436,600	1,361,400

Operating income	89,400	516,500

OTHER INCOME (EXPENSE):
Interest income	2,200	82,400
Other expense	—	(15,400)

	2,200	67,000

GAIN ON SALE OF CABLE SYSTEMS	6,918,500	—

Net income	$7,010,100	$583,500

See accompanying notes to financial statements.

ENSTAR CABLE OF MACOUPIN COUNTY

STATEMENTS OF VENTURERS’ CAPITAL

FOR THE PERIOD FROM JANUARY 1, 2002 TO APRIL 10, 2002 AND
FOR THE YEAR ENDED DECEMBER 31, 2001

	Enstar	Enstar	Enstar
	Income	Income	Income
	Program	Program	Program
	IV-1, L.P.	IV-2, L.P.	IV-3, L.P.	Total
BALANCE, January 1, 2001	$1,265,400	$1,265,400	$1,265,400	$3,796,200
Distributions to venturers	(600,000)	(600,000)	(600,000)	(1,800,000)
Net income	194,500	194,500	194,500	583,500

BALANCE, December 31, 2001	859,900	859,900	859,900	2,579,700
Net income	2,336,700	2,336,700	2,336,700	7,010,100

BALANCE, April 10, 2002	$3,196,600	$3,196,600	$3,196,600	$9,589,800

See accompanying notes to financial statements.

ENSTAR CABLE OF MACOUPIN COUNTY

STATEMENTS OF CASH FLOWS

	Period from
	January 1, 2002	Year Ended
	to April 10,	December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,010,100	$583,500
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	86,600	226,300
Gain on sale of cable systems	(6,918,500)	—
Changes in:
Accounts receivable, prepaid expenses and other assets	63,200	57,900
Accounts payable, accrued liabilities and due to affiliates	(197,000)	496,800

Net cash from operating activities	44,400	1,364,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,800)	(898,600)
Increase in intangible assets	—	(1,200)
Proceeds from sale of cable system	9,082,100	—

Net cash from investing activities	9,080,300	(899,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to venturers	—	(1,800,000)

Net cash from financing activities	—	(1,800,000)

Net increase (decrease) in cash	9,124,700	(1,335,300)
CASH, beginning of period	912,800	2,248,100

CASH, end of period	$10,037,500	$912,800

See accompanying notes to financial statements.

ENSTAR CABLE OF MACOUPIN COUNTY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

1. ORGANIZATION

Enstar Cable of Macoupin County, a Georgia general partnership (the “Venture”), owned and operated cable television systems in small to medium-sized communities in Illinois.

The financial statements do not give effect to any assets that Enstar Income Program IV-1, L.P., Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P. (the “Venturers” or “Partnerships”) may have outside of their interest in the Venture, nor to any obligations of the Venturers, including income taxes.

2. LIQUIDATION BASIS ACCOUNTING AND SALES OF ASSETS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Venturers completed the sale of the Venture’s systems to Charter Communications Entertainment I, LLC (“CCE-1”), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. (“Charter”), for a total sale price of approximately $9.1 million (the “Charter Sale”). The Charter Sale is part of a larger transaction in which the Venturers and three other affiliated partnerships (which, together are collectively referred to as the “Selling Partnerships”) sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the “Purchasers”) for a total cash sale price of $63.0 million. Each Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership’s General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner’s ultimate parent company, Charter, and, therefore, are affiliates of the Venturers and each of the other Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner of the Venturers sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other, affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner’s experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Venture and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Venture’s systems to operate on a two-way basis with improved technical capacity, insufficiency of Venture cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Venture’s systems’ rural location, and a general inability of a small cable system operator such as the Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Venture made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

As a result of the sale of the Venture’s systems, the Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 are stated at estimated realizable values and the liabilities are reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the Venturers. In January 2003, all remaining assets of the Venture were distributed including a final distribution of $126,000 made to the Venturers.

ENSTAR CABLE OF MACOUPIN COUNTY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidation Accounting

As discussed in Note 2, the financial statements as of December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the statement of net assets in liquidation for such period is presented on a different basis of accounting than the financial statements for the year ended December 31, 2001, which is prepared on the historical cost basis of accounting.

Cash Equivalents

The Venture considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Revenue Recognition

Cable television revenues from basic and premium services were recognized as services were provided. Advertising revenues were recognized when commercials were broadcast. Installation revenues were recognized to the extent of direct selling costs incurred. The remainder, if any, was deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2002 and 2001, no installation revenues have been deferred, as direct selling costs have exceeded installation revenues.

Local governmental authorities impose franchise fees on the Venture ranging up to a federally mandated maximum of 5% of gross revenues. Such fees are collected on a monthly basis from the Venture’s customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Income Taxes

The Venture pays no federal income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to its Venturers. The basis in the Venture’s assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2002 and 2001, the book basis of the Venture’s net assets exceeds its tax basis by approximately $0 and $893,700, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2002 in the financial statements is approximately $880,100 less than tax income primarily as a result of differences between tax gain on sale of cable systems versus book gain on sale of cable systems caused principally by book and tax basis differences on the assets sold. The net effect of these accounting differences is that net income for the year ended December 31, 2001 is approximately $132,300 more than tax income for the same period caused principally by timing differences in depreciation and amortization expense.

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

4. JOINT VENTURE MATTERS

The Venture was formed under the terms of a joint venture agreement effective December 30, 1987, among the Venturers, three limited partnerships sponsored by Enstar Communications Corporation (the “Corporate General

ENSTAR CABLE OF MACOUPIN COUNTY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Partner”). The Venture was formed to pool the resources of the three limited partnerships to acquire, own, operate, and dispose of certain cable television systems. In 1988, the Venture acquired two cable television systems in Illinois.

On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner. On September 30, 1998, Falcon Holding Group, L.P. (“FHGLP”) acquired ownership of the Corporate General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. (“FCLP”), a California limited partnership and successor to FHGLP. FHGLP served as the managing partner of FCLP, and the General Partner of FHGLP was Falcon Holding Group, Inc., a California corporation (“FHGI”). On November 12, 1999, Charter Communications Holding Company, LLC, (“Charter”), acquired the ownership of FCLP and the Corporate General Partner. The Corporate General Partner, Charter and affiliated companies are responsible for the day-to-day management of the Venture and its operations.

Under the terms of the joint venture agreement, the Venturers share equally in profits, losses, allocations, and assets. Capital contributions, as required, are also made equally.

5. PROPERTY, PLANT AND EQUIPMENT

Depreciation expense for the period from January 1, 2002 to April 10, 2002 and the year ended December 31, 2001 was $83,500 and $214,200, respectively.

6. COMMITMENTS AND CONTINGENCIES

The Venture is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Venture’s financial position or results of operations.

7. EMPLOYEE BENEFIT PLAN

The Venture participated in a cash or deferred profit sharing plan (the “Profit Sharing Plan”) sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant’s annual compensation which otherwise would have been payable to the participant as salary. The Venture made an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants’ contributions. The Profit Sharing Plan was merged into the Charter Communication’s Inc. 401(k) Plan on November 1, 2002. Employees that qualified for participation could contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Partnership matched 50% of the first 5% of participant contributions. A contribution of $200 and $300 was made during 2002 and 2001, respectively.

8. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Venture has a management and service agreement (the “Management Agreement”) with Enstar Cable Corporation (the “Manager”), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Venture pays a monthly management fee of 4% of gross revenues to the Manager. Management fee expense for the period from January 1, 2002 to April 10, 2002 and the year ended December 31, 2001, approximated $21,000 and $75,100, respectively. In addition, the Venture is also required to distribute to the Corporate General Partner an amount equal to 1% of its gross revenues representing its interest as the Corporate General Partner. Management fee expense for the period from January 1, 2002 to April 10, 2002 and the year ended December 31, 2001, approximated $5,300 and $18,800, respectively. Management fees are non-interest bearing.

In addition to the monthly management fee, the Management Agreement also provides that the Venture reimburse the Manager for direct expenses incurred on behalf of the Venture and for the Venture’s allocable share of operational costs associated with services provided by the Manager. Additionally, Charter and its affiliates provide other management and operational services for the Venture. These expenses are charged to the properties served based primarily on the

ENSTAR CABLE OF MACOUPIN COUNTY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

Venture’s allocable share of operational costs associated with the services provided. The total amounts charged to the Venture for these services and direct expenses approximated $63,900 and $206,200 for the period from January 1, 2002 to April 10, 2002 and the year ended December 31, 2001, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Venture for these costs based on its costs. Programming fee expense was $119,500 and $400,500 for the period from January 1, 2002 to April 10, 2002 and the year ended December 31, 2001, respectively. Programming fees are included in service costs in the accompanying statements of operations.

EXHIBIT INDEX

Exhibit
Number	Description
2.1a	Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).

2.1b	Letter of Amendment, dated as of February 6, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar Vii, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).

2.2a	Asset Purchase Agreement, dated August 29, 2001, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County. (Incorporated by reference to Exhibit A to Registrant’s Definitive Proxy Statement on Schedule 14A as filed on February 8, 2002).

2.2b	Letter of Amendment, dated September 10, 2001, by and between Charter Communications Entertainment I,LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County. (Incorporated by reference to Exhibit B to Registrant’s Definitive Proxy Statement on Schedule 14A as filed on February 8, 2002).

2.2c	Letter of Amendment, dated November 30, 2001, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County. (Incorporated by reference to Exhibit C to Registrant’s Definitive Proxy Statement on Schedule 14A as filed on February 8, 2002).

2.2d	Asset Purchase Agreement dated September 4, 2001, by and between Enstar IV/PBD Systems Venture and the City of Poplar Bluff, Missouri (Incorporated by reference to Exhibit D to Registrant’s Definitive Proxy Statement on Schedule 14A as filed on February 8, 2002).

3	Second Amended and Restated Agreement of Limited Partnership of Enstar Income Program IV-1, L.P., dated as of August 1, 1988. (Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, File No. 0-15705 for the fiscal year ended December 31, 1988.)

10.1	Amended and Restated Partnership Agreement of Enstar IV/PBD Systems Venture, as of December 15, 1986. (Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, File No. 0-15705 for the fiscal year ended December 31, 1986.)

10.2	Management Agreement between Enstar IV/PBD Systems Venture and Enstar Cable Corporation. (Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, File No. 0-15705 for the fiscal year ended December 31, 1986.)

10.3	Management Agreement between Enstar Income Program IV-1, L.P. and Enstar Cable Corporation. (Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, File No. 0-15705 for the fiscal year ended December 31, 1986.)

E-1

Exhibit
Number	Description
10.4	Partnership Agreement of Enstar Cable of Macoupin County, dated as of December 30, 1987. (Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, File No. 0-15705 for the fiscal year ended December 31, 1987.)

10.5	Amended and Restated Partnership Agreement of Enstar Cable of Macoupin County, as of October 1, 1993. (Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q, File No. 0-15705 for the quarter ended March 31, 1995.)

10.6	Management Agreement between Enstar Cable of Macoupin County and Enstar Cable Corporation. (Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, File No. 0-15705 for the fiscal year ended December 31, 1988.)

10.7	Management Services Agreement between Enstar Cable Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference to the exhibits to the annual report on Form 10-K of Enstar Income Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

10.8	Service agreement between Enstar Communications Corporation, Enstar Cable Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference to the exhibits to the annual report on Form 10-K of Enstar Income Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

10.9	Consulting Agreement between Enstar Communications Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference to the exhibits to the annual report on Form 10-K of Enstar Income Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

10.10a	Resolution No. 1443 extending the cable television franchise for the City of Poplar Bluff, MO.

10.10b	Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Poplar Bluff, MO. (Incorporated by reference to the exhibits to the registrant’s annual report on Form10-K, File No. 0-15705 for the fiscal year ended December 31, 1988.)

10.11	Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Dexter, MO. (Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, File No. 0-15705 for the fiscal year ended December 31, 1988.)

10.12	Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Mt. Carmel, IL.

10.13	Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Auburn, IL. (Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q, File No. 0-15705 for the quarter ended September 30, 1997.)

10.14	Franchise Ordinance granting a non-exclusive community antenna television system franchise for the City of Carlinville, IL. (Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K, File No. 0-15705 for the fiscal year ended December 31, 1998.)

21.1	Subsidiaries: Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County.

14.1	Code of Conduct adopted January 28, 2003. (Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K, File No. 000-13333 for the fiscal year ended December 31, 2002.)

31.1	Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

E-2

Exhibit
Number	Description
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Administrative Officer). *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith

E-3